Form 10-K
period 2000-09-30
FLORIDAFIRST BANCORP INC
filed 2000-12-29
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                                            ------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

                  Commission Number:  000-32139
                                      ---------

                           FLORIDAFIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

     State of Florida                                       59-3662010
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

            205 East Orange Street                           33801-4611
-----------------------------------------------         ------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (863) 688-6811
                                                     ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .10 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO  X (not subject to such filing
requirements for the past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on December 22, 2000, was $62.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 22, 2000, there were issued and outstanding 5,520,000 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

Item 1.  Description of Business
-------  -----------------------

General

On April 6, 1999, FloridaFirst Bank reorganized from a mutual savings association into a mutual holding company named FloridaFirst Bancorp MHC and formed FloridaFirst Bancorp, a middle-tier holding company, whereby FloridaFirst Bank became a wholly-owned subsidiary of FloridaFirst Bancorp. In connection with the reorganization, FloridaFirst Bancorp sold 2,703,851 shares of its Common Stock to the public and the remaining 3,049,024 shares were held by FloridaFirst Bancorp MHC.

On December 21, 2000, FloridaFirst Bancorp, Inc. (the "Company") completed its stock offering in connection with the conversion and reorganization of FloridaFirst Bank (the "Bank") and its holding company, FloridaFirst Bancorp, from the mutual holding company form of organization to a full stock company. As part of the conversion and reorganization, the shares formerly held by FloridaFirst Bancorp MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,372,048 shares of the Company.

The Company provides commercial and retail banking services, with an emphasis on one- to four-family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts and savings accounts. In addition, the Company originates commercial real estate loans and offers checking accounts and other credit facilities to businesses within its market area. At September 30, 2000, the Company had total assets, deposits and equity of $582.2 million, $521.1 million, and $61.1 million, respectively.

The Company attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase investment, mortgage-backed and other securities. The principal sources of funds for the Company's lending and investing activities are deposits, Federal Home Loan Bank ("FHLB") advances, the repayment and maturity of loans and sale, maturity, and call of securities. The principal source of income is interest on loans and investment and mortgage-backed securities. The principal expense is interest paid on deposits and FHLB advances.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Polk and Manatee Counties, Florida. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes form other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers and brokers.

Lending Activities

General. The Company primarily originates one-to-four-family residential real estate loans, commercial real estate loans, consumer loans and other loans. Consumer loans consist primarily of direct and indirect automobile loans, home equity loans and lines of credit, and other consumer loans. The Company's commercial real estate loans consist primarily of mortgage loans secured by small commercial office/retail space, warehouses, small and medium sized apartment buildings and residential real estate acquisition and development projects.

Loan Portfolio Composition. The following table analyzes the composition of the Company's loan portfolio by loan category and in percentages of the total loan portfolios at the dates indicated.

                                                                        At September 30,
                               -----------------------------------------------------------------------------------------------------
                                      2000                 1999                1998                1997                 1996
                               ------------------- ------------------- ------------------  --------------------  -------------------
                                 Amount  Percent      Amount  Percent    Amount   Percent     Amount   Percent     Amount   Percent
                                 ------  -------      ------  -------    ------   -------     ------   -------     ------   -------
Type of Loans:
-------------
Mortgage loans:
Residential:
  Permanent..................  $304,419     66.1%  $276,115     65.6%  $244,667     68.3%  $256,742       69.3%   $247,609     73.7%
  Construction...............    27,996      6.1     32,974      7.8     27,311      7.6     22,350        6.0      19,778      5.9
Multi-family.................     3,610       .8      5,787      1.4      4,464      1.2      4,154        1.1       4,564      1.4
Commercial real estate (1)...    30,709      6.6     21,157      5.0     17,217      4.8     12,282        3.3       8,562      2.5
Land.........................    12,886      2.8      9,548      2.3      6,796      1.9      6,153        1.7         779       .2
Consumer Loans:
  Home equity loans (2)......    28,926      6.3     22,545      5.4     13,137      3.7     18,310        4.9      18,361      5.5
  Auto loans.................    40,717      8.8     42,181     10.0     34,795      9.7     43,504       11.7      30,911      9.2
  Other......................    11,396      2.5     10,318      2.5      9,959      2.8      7,415        2.0       5,311      1.6
                                -------    -----    -------    -----   ---------   -----     -------     -----      -------   -----
Total loans..................   460,659    100.0%   420,625    100.0%   358,346    100.0%   370,910      100.0%    335,875    100.0%
                                           =====               =====               =====                 =====                =====
Less:
  Loans in process (3).......    16,952              19,774              17,013              12,589                 12,072
  Deferred loan fees and
    unearned interest........         -                   -                 159                 137                     91
  Allowance for loan losses..     3,321               2,941               2,564               2,633                  2,385
                               --------            --------            --------            --------               --------
Total loans, net.............  $440,386            $397,910            $338,610            $355,551               $321,327
                               ========            ========            ========            ========               ========

--------------------
(1)  Includes commercial loans of $2,533 in 2000, $1,374 in 1999, $1,083 in 1998 and $218 in 1997 which were not secured by real estate.
(2)  Includes home equity lines of credit.
(3)  Relates to construction loans.

Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Company's loan portfolio at September 30, 2000. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

                                                                 Commercial         Home       Auto and
                                                    Multi-       real estate       equity       Other
                                  Residential(1)    family        and land          loans      consumer        Total
                                  --------------    ------        --------          -----      --------        -----
                                                                     (In thousands)
    Amounts Due:
    Within 1 Year.............       $ 50,104       $  567         $ 6,319        $ 6,369       $ 2,106     $ 65,465
                                     --------       ------         -------        -------       -------     --------
    After 1 year:
      1 to 3 years............         31,851           16          10,043            549        14,185       56,644
      3 to 5 years............         18,484        1,166           9,202          2,754        28,215       59,821
      Over 5 years............        231,976        1,861          18,031         19,254          7,607     278,729
                                     --------       ------         -------        -------       -------     --------
    Total due after one year..        282,311        3,043          37,276         22,557        50,007      395,194
                                     --------       ------         -------        -------       -------     --------
    Total amount due..........       $332,415       $3,610         $43,595        $28,926       $52,113     $460,659
                                     ========       ======         =======        =======       =======     ========

--------
(1)  Includes $27,996 in construction loans.


The following table sets forth the dollar amount of all loans due after September 30, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                       Floating or
                                         Fixed Rates   Adjustable rates   Total
                                         -----------   ----------------   -----
                                                       (In thousands)
  Residential........................      $ 233,101      $ 49,210      $282,311
  Multi-family.......................          2,676           367         3,043
  Commercial real estate and land....         32,057         5,219        37,276
  Home equity loans..................         22,557             -        22,557
  Auto and other consumer............         50,007             -        50,007
                                           ---------      --------      --------
    Total............................      $ 340,398      $ 54,796      $395,194
                                           =========      ========      ========

Residential Lending. The Company's primary lending activity consists of the origination of one-to-four family residential mortgage loans secured by property located in the Company's market area. The Company generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Company will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is required on the amount financed in excess of 80%. The Company originates fixed-rate and adjustable-rate loans for retention in its portfolio. A mortgage loan originated by the Company, whether fixed-rate or adjustable-rate, can have a term of up to 30 years. Adjustable-rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.

The majority of the Company's one-to-four family residential loans (both fixed rate and adjustable rate) are underwritten in accordance with Fannie Mae guidelines, regardless of whether they will be sold in the secondary market. Substantially all of the Company's residential mortgages include "due on sale" clauses, which give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing the Company's single-family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated. Borrowers generally advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for such items as real estate taxes and hazard insurance premiums and mortgage insurance premiums as they become due.

Construction Lending. The Company is an active lender in the construction of one- to four-family homes. The residential construction loans are made both to individual homeowners for the construction of their primary residence and to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes.

As of September 30, 2000, 80% of all the Company's residential construction loans were made to individual homeowners. After the house is constructed, the loan terms are modified to terms that apply to permanent residential loans. The underwriting guidelines for the construction to permanent loans are the same as the permanent loans, but additional construction administration procedures and inspections are followed during the construction process to assure that satisfactory progress is being made prior to funding the construction draw requests.

Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Company's risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property after the project is completed prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

The Company limits its exposure for construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, the Company limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder. At September 30, 2000, approximately 20% of the Company's construction loans are to local builders.

Commercial Real Estate and Other Loans. The Company originates commercial real estate mortgage loans and loans on multi-family dwellings and developed and undeveloped land. The Company's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. The average loan size is approximately $260,000 and typically are made at fixed rates of interest with five to ten year maturities, at which point the loan is repaid or the terms and conditions are renegotiated. Essentially all originated commercial real estate loans are within the Company's market area and all are within the State of Florida. The Company's largest commercial real estate loan had a balance of $1.6 million on September 30, 2000 and was secured by a warehouse building. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

Commercial real estate, multi-family and land loans generally have a significantly greater risk than that which is involved with single family real estate lending. The repayment of these loans typically depends on the successful operations and income stream of the commercial real estate and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater oversight efforts compared to residential real estate lending.


Commercial Banking. To accomplish its mission to become a full service community bank, the Company has expanded its products and services offerings to the small to medium size businesses within its market area. Experienced personnel have been added within the past year and the Company's plans call for the hiring of additional personnel over the next few years to assist in reaching its objectives. New sales call programs, credit analysis guidelines, loan grading systems, technology upgrades and new products and services either have been implemented or are in the process of implementation. The Company plans to satisfy not only the borrowing needs of new prospective business customers, but plans to have the full complement of deposit services and customer services related to the checking, savings, and cash management needs of these businesses.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is likely to be dependent upon the general economic environment. The Company's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

The Company recognizes the generally increased risks associated with commercial business lending. The Company's commercial business lending policy emphasizes the following:

o    credit file documentation,
o    analysis of the borrower's capacity to repay the loan,
o    adequacy of the borrower's capital and collateral,
o    analysis of the borrower's character, and
o    evaluation of the industry conditions affecting the borrower.

Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. The Company plans to expand its commercial business lending, subject to market conditions.

The Company generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2000, the commercial business loans ranged from $2,000 to $4.0 million, with an average balance outstanding of $35,000. With the exception of two loans totaling $45,000, all such loans are current and have performed in accordance with their terms. The Company has provided a specific reserve for $45,000 for the two delinquent loans because recovery of any amount is highly unlikely.

Consumer Loans. Consumer loans consist primarily of direct and indirect auto loans and home equity loans and credit lines. The Company also originates unsecured lines of credit, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Company's market area and generally have maturities of up to 10 years. For savings account loans, the Company will lend up to 90% of the account balance.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate the risk to the Company is greater than that inherent in the single family loan portfolio in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may depend on whether any value remains after collection by a holder with a higher priority than the Company. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans after a default.

At September 30, 2000, 59% of the Company's automobile loans outstanding were loans originated through local automobile dealerships. Although this type of lending generally carries a greater risk factor, the Company has experienced personnel to handle this type of lending. The dealer arrangements are limited primarily to a few local dealers where long term relationships have been established and the loans acquired typically are those made to higher credit quality borrowers.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Loan Solicitation and Processing. The Company's customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. Commercial customer relationships are developed through the officer call program and from referrals developed through the branch network.

After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Company's staff analyze the loan applications and the property involved. Officers and lenders are granted lending authority based on the loan types that they work with and their level of experience. Generally, a management loan committee approves loans exceeding individual authorities, with the Executive Committee approving loans between $500,000 and $1 million, and the full Board of Directors approving loans in excess of $1 million.

Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

Loan Commitments. The Company generally grants commitments to fund fixed and adjustable-rate single family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Company's commitments to extend credit as of September 30, 2000 was $886,000.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company may charge loan origination and commitment fees for originating or purchasing certain loans. Since most loans are originated without points being charged, the Company has assessed customers certain fees related to underwriting and document preparation. The Company believes these fees are just slightly above the costs to originate the loans. Therefore, the net deferred fees are minimal and deferrals have an immaterial effect on operating results.

The Company also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.


Non-performing Loans and Problem Assets

Collection Procedures. The Company's collection procedures provide that when a loan is 15 days delinquent, the borrower is notified. If the loan becomes 30 days delinquent, the borrower is sent a written delinquency notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs and the Company attempts to work with the borrower to establish a repayment schedule to cure the delinquency. As to mortgage loans, if the borrower is unable to cure the delinquency or reach a payment agreement with the Company within 90 days, the Company will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Company may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses.

As to commercial related loans, the main thrust of the Company's collection efforts is through telephone contact and a sequence of collection letters. If the Company is unable to resolve the delinquency within 90 days or in some situations shorter time periods, the Company will pursue all available legal remedies. The Company's commercial lenders are required to evaluate each assigned account on a case-by-case basis, within the parameters of the Company's policies.

Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-Performing Assets. The following table provides information regarding the Company's non-performing loans and other non-performing assets as of the end of each of the last five fiscal years. As of each of the dates indicated, the Company did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                               At September 30,
                                              -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                                ----      ----      ----      ----      ----
                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential .............................   $   33    $  581    $  445    $1,624    $  654
  Multi-family ............................        -         -         -         -         -
  All other mortgage loans ................      638       103         -       491       491
Commercial loans ..........................       45         -         -         -         -
Consumer loans:
  Home equity loans .......................        -         -         -         -         -
  Other consumer ..........................       46       146       391       199        39
                                              ------    ------    ------    ------    ------
Total .....................................   $  762    $  830    $  836    $2,314    $1,184
                                              ======    ======    ======    ======    ======
Accruing loans which are contractually past
Due 90 days or more:
Mortgage loans:
  Residential .............................        -         -         -         -         -
  Multi-family ............................        -         -         -         -         -
  All other mortgage loans ................        -         -         -         -         -
Consumer loans:
  Home equity and second mortgages ........        -         -         -         -         -
  Other consumer ..........................        -         -         -         -         -
                                              ------    ------    ------    ------    ------
Total .....................................   $    -    $    -    $    -    $    -    $    -
                                              ======    ======    ======    ======    ======
Total non-performing loans ................   $  762    $  830    $  836    $2,314    $1,184
                                              ======    ======    ======    ======    ======
Real estate owned .........................   $  113    $   15    $  403    $   67    $    8
                                              ======    ======    ======    ======    ======
Other non-performing assets ...............   $   90    $  188    $   91    $  104    $   42
                                              ======    ======    ======    ======    ======
Total non-performing assets ...............   $  965    $1,033    $1,330    $2,485    $1,234
                                              ======    ======    ======    ======    ======
Total non-performing loans to net loans ...      .17%      .21%      .25%      .65%      .37%
                                              ======    ======    ======    ======    ======
Total non-performing loans to total assets       .13%      .17%      .20%      .49%      .27%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .17%      .21%      .32%      .53%      .28%
                                              ======    ======    ======    ======    ======

During the year ended September 30, 2000, approximately $29,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the borrower or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2000 the classified assets were (in thousands):

                 Special mention.......................... $  689
                 Substandard..............................  1,388
                 Doubtful.................................      -
                 Loss.....................................     45
                                                           ------
                      Total............................... $2,122
                                                           ======


Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until such time as it is sold. When other real estate owned is acquired, it is recorded at the lower of the unpaid balance of the related loan or its fair value less disposal costs. Any write-down of other real estate owned is charged to operations.

Allowance for Losses on Loans. It is the policy of management to provide for losses on unclassified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Management also periodically performs valuations of other real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future. In addition, there can be no assurance that additional provisions for losses on loans and other real estate owned will not be required.

The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                          At September 30,
                                                   2000          1999          1998          1997          1996
                                                ---------     ---------     ---------     ---------     ---------
                                                                       (Dollars in thousands)
Allowance balance, beginning of period ......   $   2,941     $   2,564     $   2,633     $   2,385     $   1,902
                                                ---------     ---------     ---------     ---------     ---------
Provision for loan losses ...................         630           540           405           317           600
                                                ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Residential ...............................         (32)          (37)         (218)          (19)          (70)
  Commercial real estate ....................           -             -          (146)          (12)            -
  Consumer ..................................        (256)         (214)         (110)          (38)          (49)
                                                ---------     ---------     ---------     ---------     ---------
Total charge-offs ...........................        (288)         (251)         (474)          (69)         (119)
Recoveries ..................................          38            88             -             -             2
                                                ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries ................        (250)         (163)         (474)          (69)         (117)
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance, end of period ............   $   3,321     $   2,941     $   2,564     $   2,633     $   2,385
                                                =========     =========     =========     =========     =========
Total loans outstanding .....................   $ 440,386     $ 397,910     $ 338,610     $ 355,551     $ 321,327
                                                =========     =========     =========     =========     =========
Average loans outstanding ...................   $ 423,409     $ 368,513     $ 339,218     $ 339,992     $ 288,901
                                                =========     =========     =========     =========     =========

Allowance for loan losses as a percent of
    total loans outstanding .................         .75%          .74%          .76%          .74%          .74%

Net loans charged off as a percent of average
    loans outstanding .......................         .06%          .04%          .14%          .02%          .04%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation allowance applicable to the entire loan portfolio.

                                                                       At September 30,
                      --------------------------------------------------------------------------------------------------------------
                             2000                  1999                     1998                   1997               1996
                      ---------------------  -------------------  -----------------------   --------------------  ------------------
                                Percent of            Percent of               Percent of             Percent of         Percent of
                                 loans to              Loans to                 loans to               loans to           loans to
                       Amount   total loans  Amount  Total loans    Amount    total loans   Amount  total loans   Amount total loans
                       ------   -----------  ------  -----------    ------    -----------   ------  -----------   ------------------
                                                                 (Dollars in thousands)

At end of period
allocated to:
Residential........   $ 1,804        72.2%  $ 1,689       73.4%    $ 1,564       75.9%     $ 1,523        75.3%  $ 1,491     79.6%
Multi-family.......        27          .8        37        1.4          33        1.2           31         1.1        34      1.4
Commercial real
estate and land....       566         8.9       289        7.3         206        6.7          251         5.0       234      2.7
Consumer...........       924        18.1       926       17.9         761       16.2          828        18.6       626     16.3
                      -------      ------   -------     ------     -------     ------      -------       ------  -------   ------
Total allowance....   $ 3,321      100.00%  $ 2,941     100.00%    $ 2,564     100.00%     $ 2,633       100.00% $ 2,385   100.00%
                      =======      ======   =======     ======     =======     ======      =======       ======  =======   ======

Investment Activities

General. Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

The Company maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At September 30, 2000, the Company had an investment securities portfolio of $106.3 million (18.3% of total assets).

Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Company's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, the Company does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Company to maximize total return within the guidelines set forth in the Company's interest rate risk and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage-backed securities and collateralized mortgage obligations guaranteed by government or government-sponsored agencies, investment grade corporate debt securities, and commercial paper. The Company also invests in FHLB overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within its policy) without prior approval from the Board of Directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Company does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities which are not investment grade.

The Board through its Investment and Asset Liability Committee ("ALCO") has charged the Chief Financial Officer to implement the policy. All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).

Investment Securities. The Company maintains a portfolio of investment securities, classified as either available for sale or held to maturity, to enhance total return on investments. At September 30, 2000, the Company's investment securities included U.S. government agency obligations with varying characteristics as to rate, maturity and call provisions, corporate bonds, and municipal bonds. Callable agency securities, representing 52% of the Company's U.S. government agency obligations at September 30, 2000, could reduce the Company's investment yield if these securities are called prior to maturity.

Mortgage-backed Securities. The Company invests in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to the Company's overall balance sheet. These mortgage-backed securities are classified as available for sale. These securities are participation certificates issued and guaranteed by the Ginnie Mae, the Fannie Mae and the Freddie Mac and secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities secured by single-family mortgages.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the security holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

Collateralized Mortgage Obligations ("CMOs"). The Company also invests in CMOs, issued or sponsored by Fannie Mae, Freddie Mac or private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in CMOs allows the Company to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

Corporate Bonds. Corporate bonds (including capital trust securities) generally have long-term maturities, but include call provisions at earlier dates
(generally after seven to ten years). The call provisions usually contain a premium price to exercise the call feature. The Company has invested in these longer maturity bonds and securities with fixed rates of interest to provide higher yields to protect part of its assets from the possible decline in interest rates over the life of the bond. Although interest rates may rise over the life of these securities, management believes these securities provide a good complement to those assets (loans and investments) which are subject to periodic principal repayments and payoffs before contractual maturities.

Municipal Bonds. Municipal bonds have maturities from 12 to 20 years with premium call provisions after seven to ten years. These bonds are exempt from federal income taxes, therefore, have lower stated interest rates. All municipal bonds owned by the bank have fixed rates of interest. The yields included in the investment tables reflect the tax equivalent yields for the municipal bonds.

Other Securities. Other securities owned by the Company, but not included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned consist primarily of a $7.9 million investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Company's overall investment strategy.

The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.

                                                            At September 30,
                                                     ---------------------------
                                                        2000      1999      1998
                                                     --------   -------  -------
                                                            (In thousands)
   Securities held to maturity:
   ----------------------------
    U.S. government agency securities..............   $ 1,000    $4,000   $8,998
    Collateralized mortgage obligations............     8,687     8,724    9,738
                                                     --------   -------  -------
    Total securities held to maturity..............     9,687    12,724   18,736
                                                     --------   -------  -------

   Securities available for sale (at fair value):
   ----------------------------------------------
   U.S. government agency securities ..............    19,357    20,513   24,711
   Collateralized mortgage obligations.............    18,072     7,420    3,229
   Mortgage-backed securities......................    29,650    28,316   14,285
   Corporate bonds.................................    20,186     6,718        -
   Municipal bonds.................................     9,396     5,185        -
                                                     --------   -------  -------
   Total securities available for sale.............    96,661    68,152   42,225
                                                     --------   -------  -------
    Total .........................................  $106,348   $80,876  $60,961
                                                     ========   =======  =======

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities (or repricing terms for variable rate securities) of the Company's investment securities portfolio at September 30, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                          At September 30, 2000
                             -------------------------------------------------------------------------------------------------------
                                                                                          More than
                             One Year or Less  One to Five Years  Five to Ten Years       Ten Years      Total Investment Securities
                             ----------------  -----------------  -----------------  ------------------- ---------------------------
                             Carrying  Average Carrying  Average  Carrying  Average  Carrying   Average  Carrying   Average   Market
                               value    yield   value    yield      value    yield     value     yield    value      yield    value
                               -----    -----   -----    -----      -----    -----     -----     -----    -----      -----    -----
                                                                           (Dollars in thousands)
U.S. government agency
  Securities................. $ 1,000   5.54%  $ 7,225    6.04%    $10,185    6.98%  $ 1,947      8.00%  $ 20,357   6.68%   $ 20,357
Collateralized mortgage
obligations..................   8,687   6.59         -       -          42    2.80    18,030      7.70     26,759   7.34      26,463
Mortgage-backed securities...       -      -         -       -       4,668    6.20    24,982      7.20     29,650   7.04      29,650
Corporate bonds..............     990   6.63     7,345    7.50       3,906    8.08     7,945      8.31     20,186   7.90      20,186
Municipal bonds..............       -      -         -       -           -       -     9,396      5.07      9,396   5.07       9,396
                              -------   ----   -------    ----     -------    ----   -------      ----   --------   ----    --------
  Total...................... $10,677   6.50%  $14,570    6.77%    $18,801    7.00%  $62,300      7.19%  $106,348   7.03%   $106,052
                              =======   ====   =======    ====     =======    ====   =======      ====   ========   ====    ========

Sources of Funds

General. Deposits are the major source of the Company's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowing, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

Deposits. The Company offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

The Company's current deposit products include certificate accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in these accounts, depending on the customers investment preference.

Deposits are obtained primarily from residents of Polk and Manatee Counties. The Company attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, direct mail and print media advertising. The Company does not utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Florida.

The Company pays interest on its deposits which are competitive in its market. Interest rates on deposits are set weekly by senior management, based on a number of factors, including:

o    projected cash flow;
o a current survey of a selected group of competitors' rates for similar products;
o    external data which may influence interest rates;
o    investment opportunities and loan demand; and
o    scheduled certificate maturities and loan and investment repayments.

Because of the large percentage of certificate accounts in the deposit portfolio (71.4% at September 30, 2000), the Company's liquidity could be reduced if a significant amount of these accounts, maturing within a short period of time, were not renewed. A significant portion of the certificate accounts remain with the Company after they mature and the Company believes that current renewal patterns will continue. However, the need to retain these accounts could result in an increase in the Company's cost of funds.

The following table shows the amount (in thousands) of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 2000.

                                                                  Certificate
          Maturity Period                                           Accounts
          ---------------                                           --------
          Within three months................................        $ 9,418
          Three through six months...........................         10,476
          Six through twelve months..........................         20,679
          Over twelve months.................................         16,775
                                                                     -------
                                                                     $57,348
                                                                     =======

Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, may borrow funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by stock in the FHLB and a portion of the Company's residential mortgage loans and may be secured by other assets, principally securities which are obligations of or guaranteed by the U.S. Government. The Company typically has funded loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, in recent years the Company has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk. The following table sets forth the maximum month-end balance and the average balance of Federal Home Loan Bank advances for the periods indicated.

                                                                       For the Year Ended September 30,
                                                                      2000            1999           1998
                                                                      ----            ----           ----
                                                                              (Dollars in thousands)
   Maximum amount of borrowings outstanding at any month end:
       Advances from FHLB...........................                $158,000         $87,600       $21,000
   Approximate average borrowings outstanding with respect to:
       Advances from FHLB...........................                $128,523         $49,510       $ 2,647
   Approximate weighted average rate paid on:
       Advances from FHLB...........................                    5.93%           4.82%        5.10%

See Note 7 to the consolidated financial statements for additional information.


Personnel

As of  September  30,  2000  the  Company  had 159  full-time  employees  and 13 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

                                   Regulation

Set forth below is a brief description of certain laws relating to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Financial Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act (the GLB Act"), which repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Additionally, the GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. However, the GLB Act grandfathers from this provision companies that were already unitary savings and loan holding companies before May 4, 1999 or that result from an internal reorganization of such preexisting unitary holding companies. Grandfathered unitary savings and loan holding companies have no restrictions on their activities at the holding company level. However, non-grandfathered unitary savings and loan holding companies may engage only in activities authorized for savings and loan holding companies under the Home Owners' Loan Act and in banking, securities, insurance and merchant banking activities permitted for financial holding companies under the GLB Act. Since the Company was a unitary savings and loan holding company before May 4, 1999, the Company expects to be a grandfathered unitary savings and loan holding company. However, there is no assurance that the Office of Thrift Supervision ("OTS") will consider the Company a grandfathered holding company, since the Company has not requested an opinion from the OTS regarding its status under the GLB Act's grandfathered provisions.

The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions to:

o establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis; and
o permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties.

The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

The GLB Act also enacts significant changes to the FHLB System. The GLB Act expands the permissible uses of FHLB advances by community financial institutions, under $500 million in assets, to include funding loans to small businesses, small farms and small agricultural businesses. In addition, the GLB Act makes membership in a regional FHLB voluntary for federal savings associations.

Regulation of the Company

General. The Company is registered as a savings and loan holding company with the OTS. The Company will be required to file reports with the OTS and will be subject to supervision and periodic examination by the OTS. In addition, the OTS will have enforcement authority over the Company and any non-savings institution subsidiaries. The OTS can restrict or prohibit activities that it determines to be a serious risk to the Company. OTS regulations are intended primarily for the protection of the depositors and not for the benefit of the Company's stockholders.

Activities Restrictions. Because FloridaFirst Bancorp, the former mid-tier holding company, was a unitary savings and loan holding company prior to May 4, 1999, the Company expects it will be a grandfathered unitary savings and loan holding company under the GLB Act. If the Company is a grandfathered unitary holding company, there would be generally no restrictions on its business activities. However, there is no assurance of the type of activities the Company will be permitted to engage in, since the Company has not requested an opinion from the OTS as to whether any restrictions will apply. Additionally, if the Bank were to fail to meet the Qualified Thrift Lender Test, then the Company would become subject to the activities restrictions of the Home Owners' Loan Act applicable to multiple holding companies. See "Regulation of FloridaFirst Bank -- Qualified Thrift Lender Test."

If the Company were to acquire control of another savings institution, the Company would lose its grandfathered status under the GLB Act and the Company's business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company or the Bank unless the company was a unitary savings and loan holding company on May 4, 1999, or became a unitary savings and loan holding company pursuant to an application pending as of that date, or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act as amended by the GLB Act.

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Regulation of the Bank

General. As a federally chartered, insured savings association of the Savings Association Insurance Fund ("SAIF"), the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of an adequate allowance for loan losses.

The OTS regularly examines the Bank and prepares reports to Bank's board of directors on deficiencies, if any, found in its operations. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in applicable statutory and regulatory requirements, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank or the Company, and their operations.

Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

In addition, all insured institutions of the FDIC are required to pay assessments to the corporation at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory  Capital  Requirements.   OTS  capital  regulations  require  savings
institutions to meet three capital standards:

o    tangible capital equal to 1.5% of total adjusted assets;
o "Tier 1" or "core" capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts; and
o    risk-based capital equal to 8% of total risk-weighted assets.

The Bank's capital ratios are set forth in Note 11 to the consolidated financial statements.

For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 and core capital are defined as common stockholders' equity, noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and nonmortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital is comprised of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings institution's risk-based capital is reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments, other than those deducted from core and tangible capital, and its high loan-to-value ratio land loans and non-residential construction loans.

A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's NPV based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report ("TFR") and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's TFR filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if:

o it is not eligible for expedited treatment under the applications processing rules of the OTS;
o the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years;
o    it would not adequately be capitalized after the capital distribution; or
o the distribution would violate an agreement with the OTS or applicable regulation.

The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules. The OTS may disapprove a notice or deny an application for a capital distribution by the Bank if:

o the savings institution would be undercapitalized following the capital distribution;
o    the proposed capital distribution raises safety and soundness concerns;  or
o the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either:

o be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution; or
o satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain qualified thrift investments, defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans. For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every 12 months. The Bank met the qualified thrift lender test as of September 30, 2000 and in each of the last 12 months and, therefore, qualifies as a qualified thrift lender.


Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2000, the Bank's legal lending limit to one borrower was $8.0 million.

Liquidity Requirements. All federal savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. Depending on economic conditions and savings flows of all savings institutions, the OTS can vary the liquidity requirement from time to time between 4% and 10%. Monetary penalties may be imposed on institutions for liquidity requirement violations.

FHLB System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. The Bank is in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral generally to 30% of a member's capital and limiting total advances to a member.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of dividends paid by the FHLBs and could continue to do so in the future.

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non- personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Item 2.  Description of Property
--------------------------------

Our corporate offices are located at 205 East Orange Street in Lakeland, Florida. We conduct our business through nine offices, which are located in Polk and Manatee Counties in Florida. The following table sets forth the location of each of our offices, the year the office was opened and the net book value (in thousands) of each office and its related equipment.


                                               Year facility
                                                 opened or        Leased or       Net book value at
                  Building/Office Location       acquired           Owned         September 30, 2000
                  ------------------------       --------           -----         ------------------
        Downtown/Corporate Headquarters            1957            Owned              $2,208
        Branch Offices:
             Grove Park                            1961            Owned                 357
             Highlands                             1972            Owned                 580
             Interstate                            1985            Owned                 467
             Winter Haven North                    1978            Owned                 535
             Winter Haven South                    1995            Owned                 889
             West Bradenton                        1989            Owned                 783
             Cortez (Bradenton)                    1972          Leased (1)              119
             Scott Lake                            1997            Owned                 594
        Operations Center                          1964            Owned                 289
        Residential Lending Office                 1999          Leased (2)               10
        New branch/land                                                                1,199(3)
        Other projects in progress                                                       905(3)

--------------------
(1) Five-year lease that terminates December 31, 2003, but has two three-year renewal options.
(2)  Six-month renewable lease.
(3) In fiscal 2001 and 2002, the Bank plans to open approximately three de novo branches in Polk and Manatees Counties, Florida. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Year Ended September 30, 2000 and September 30, 1999 -- Other Expenses."

As of September 30, 2000, the net book value of land, buildings, furniture and equipment owned by us, less accumulated depreciation, totaled $8.9 million.

In March 1999, the Bank sold a former branch site. In connection with the sale of this property, the Bank agreed to indemnify the purchaser for the costs of obtaining closure with state environmental authorities regarding the necessity of further remediation of certain environmental contamination on the sites due to outside sources. The Company anticipates that any costs related to obtaining closure with the state environmental authorities should occur in fiscal year 2001. Any costs incurred will be applied against the deferred gain, then the remaining gain will be reflected in the consolidated statement of earnings. A deferred gain of $190,000 related to the sale of this property is included in Other Liabilities in the consolidated statement of financial condition pending resolution of this matter. The Company does not currently anticipate that it will incur additional material expense associated with the sale of this property.

Item 3.  Legal Proceedings
--------------------------

From time to time the Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, neither the Company nor the Bank are a party to any material pending legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On December 18, 2000 FloridaFirst Bancorp held a meeting of stockholders to approve the conversion and reorganization. The proposal was approved by the following votes:

                        For              Against              Withheld
                  --------------    ------------------     -----------------
                   4,297,130             4,096                   11,243

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

Since its issuance on April 6, 1999, the Company's common stock has traded on the Nasdaq National Market under the symbol FFBK. Upon completion of the conversion and reorganization on December 21, 2000, the common stock continues to trade on the Nasdaq National Market under the same symbol, FFBK. The following table sets forth dividend information and market price information, based on closing prices, as reported by the Nasdaq National Market for the common stock high and low sales prices for the periods indicated. See Note 19 of the consolidated financial statements for a summary of quarterly financial data.

                                                                              Cash Dividends
                                                      High          Low     Per Share Declared
                                                      ----          ---     ------------------
Fiscal 2000

First Quarter......................................   $9.38        $8.50           $.04

Second Quarter.....................................    8.88         7.31            .04

Third Quarter......................................    8.25         7.25            .04

Fourth Quarter.....................................   12.25         7.88            .04



Fiscal 1999

Third Quarter (April 6, 1999 - June 30, 1999)......    9.50         7.88             --

Fourth Quarter.....................................    9.50         8.38            .04


The ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS.

The number of stockholders of record of common stock as of December 22, 2000 was approximately 1,560, which do not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item 6.  Selected Financial Data
--------------------------------

                                              Selected Financial Highlights
                                              -----------------------------
                                            (In thousands except share data)

 At September 30:                                        2000          1999       1998 (2)        1997        1996 (3)
                                                      --------      --------      --------     ---------      --------
Assets...................................            $ 582,180     $ 498,358     $ 414,472     $ 466,765     $ 440,294
Loans receivable, net....................              440,386       397,910       338,610       355,551       321,327
Investment securities....................              106,348        80,876        60,961        74,573        99,841
Cash and cash equivalents................                6,734         2,598           647        21,842         3,885
Deposits.................................              354,554       339,224       352,180       429,714       404,184
FHLB advances and other borrowings.......              160,937        92,472        21,000
Stockholders' equity.....................               61,081        61,337        36,107        33,588        30,569

Actual number (not in thousands):
Real estate loans outstanding............                4,615         4,696         4,433         5,149         5,461
Deposit accounts.........................               36,747        38,409        38,409        46,012        43,002
Full service offices.....................                    9             9             9            14            13

For the year ended September 30:

Interest income..........................             $ 39,840      $ 32,648     $ 32,141       $ 33,865      $ 31,694
Interest expense.........................               23,575        17,128       18,966         19,702        18,961
                                                      --------      --------     --------       --------      --------
Net interest income......................               16,265        15,520       13,175         14,163        12,733
Provision for loan losses................                  630           540          405            317           600
                                                      --------      --------     --------       --------      --------
Net interest income after provision
     For loan losses.....................               15,635        14,980       12,770         13,846        12,133
Other income.............................                2,114         1,473        4,347          1,189         1,546
Other expenses...........................               11,813        11,448       13,581         11,209        13,382
                                                      --------      --------     --------       --------      --------
Income before income taxes ..............                5,936         5,005        3,536          3,826           297
Income taxes.............................                2,094         1,748        1,151          1,299            44
                                                      --------      --------     --------       --------      --------
Net income...............................             $  3,842      $  3,257     $  2,385       $  2,527      $    253
                                                      ========      ========     ========       ========      ========
Basic earnings per share (1).............             $    .73      $    .34            -              -             -
                                                      ========      ========
Diluted earnings per share (1)...........             $    .72      $    .34            -              -             -
                                                      ========      ========

Weighted average common and common equivalent shares outstanding: (1)

   Basic                                                 5,256         5,549            -              -             -
   Diluted                                               5,345         5,549            -              -             -

-----------------
(1) Years 2000 and 1999 include $25.7 million in net proceeds from the reorganization on April 6, 1999. Prior to April 6, 1999, the Bank was a mutual institution. Therefore, earnings per share and weighted average shares outstanding in 1999 are for the six months ended September 30, 1999 (period subsequent to the reorganization.)
(2) During fiscal year 1998, the Bank sold five branches (and $55.5 million in related deposits) that were not contiguous to its primary market area for a pre-tax gain of $3.0 million. In connection with the sale of branches, the Bank transferred $44.6 million in loans. In addition, other expenses includes special benefit plan adjustments of $2.2 million.
(3) 1996 includes a $2.5 million one-time special assessment to recapitalize the Savings Association Insurance Fund.

                            Selected Financial Ratios
                            -------------------------

                                                                 At or For the Year Ended September 30,
                                                      ---------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                       ----          ----          ----          ----          ----
  Performance Ratios:
  Return on average assets (net income
      divided by average total assets)........          .70%          .72%          .55%          .56%          .06%

  Return on average equity (net income
      divided by average equity)..............         6.43          6.65          6.55          7.71          .79

  Net interest rate spread....................         2.54          2.95          2.65          2.87          2.68

  Net interest margin on average
      interest-earnings assets................         3.13          3.56          3.10          3.23          3.03

  Average interest-earning assets to
      average interest-bearing liabilities....          113           116           110           108           108

  Efficiency ratio (noninterest expense,
      other than the $2.5 million SAIF
      special assessment in 1997, divided
     by the sum of net interest income and
     noninterest income)......................           64            67            78            74            76

  Asset Quality Ratios:
  Non-performing loans to total loans, net              .17           .21           .25           .65           .37
  Non-performing assets to total assets....             .17           .21           .32           .53           .28
  Net charge-offs to average loans
       outstanding............................          .06           .04           .14           .02           .04
  Allowance for loan losses to total loans....          .75           .74           .76           .74           .74

  Capital Ratios:
  Average equity to average assets
      (average equity divided by average              10.94         10.84          8.31          7.25          7.41
        total assets).........................
  Equity to assets at period end..............        10.49         12.31          8.62          7.20          6.94
  Dividend payout ratio.......................           22            12             -             -             -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The  following  discussion  should  be read in  conjunction  with  the  Selected
Financial   Highlights  and  Selected  Financial  Ratios  and  the  Consolidated
Financial Statements and related notes appearing elsewhere in this Form 10-K.

General

On April 6, 1999, FloridaFirst Bank reorganized from a mutual savings association into a mutual holding company named FloridaFirst Bancorp MHC and formed FloridaFirst Bancorp, a middle-tier holding company, whereby FloridaFirst Bank became a wholly-owned subsidiary of FloridaFirst Bancorp. In connection with the reorganization, FloridaFirst Bancorp sold 2,703,851 shares of its Common Stock to the public and the remaining 3,049,024 shares were held by FloridaFirst Bancorp MHC.

On December 21, 2000, FloridaFirst Bancorp, Inc. (the "Company") completed its stock offering in connection with the conversion and reorganization of FloridaFirst Bank (the "Bank") and its holding company, FloridaFirst Bancorp, from the mutual holding company form of organization to a full stock company. As part of the conversion and reorganization, the shares formerly held by FloridaFirst Bancorp MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,372,048 shares of the Company. The conversion and reorganization will be accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of FloridaFirst Bancorp will become the Company's assets and liabilities.

Forward-Looking Statements

The following discussions contain forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Bank and the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and changes in relevant accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims--any obligation to publicly release the results of any revisions after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Business Strategy

The Board of Directors and management have developed expansion plans that includes three de novo retail sales offices within its existing market areas and deployment of a strategic plan. By seeking to broaden the range of its products and services offered, the Company believes its strategies will offset the declining margins in the competitive market for one- to four-family residential mortgage loans. The strategic plan includes:

o increasing the percentage of higher yielding and more interest sensitive assets;
o increasing the percentage of commercial and consumer loans and commercial deposit accounts, among other products;
o    increasing alternative sources of cash at reasonable rates;
o    increasing sources of non-interest income;
o    installing a new customer  delivery  software to enhance the sales efforts;
o    upgrading our computer network for enhanced service and security  features;
     and
o investigation of alternative delivery systems, including an Internet banking solution and enhanced call center strategy.

The Company is leasing one of the new retail sales offices and has purchased land to construct buildings for two offices. The estimated capital expenditures for all three locations, including land, building and equipment are $4.2 million. One location will have excess office space that will be leased to other tenants. The second location has excess land that will be sold after the Company determines the actual land needed for the office.

Highlights of the business strategy are as follows:

Community-Oriented Institution. Based on total assets, the Bank is the largest independent financial institution headquartered in Polk County, Florida. The Bank is committed to meeting the financial needs of the communities in which it operates. Management believes that the Bank is large enough to provide a full range of personal and business financial services, and yet is small enough to provide such services in a personalized and efficient manner. The Bank has recently added several convenience services to enhance its capabilities as a full service community bank, including the issuance of debit cards and placing automated teller machines at all of the branches. It is the Bank's current plan to deliver the products and services that meet the needs of its customers, including Internet banking.

Market Focus. The Bank continues to review all opportunities that may benefit its business in its current market areas. In 2001 and 2002, the Bank will open a total of three de novo branches in Polk and Manatee Counties, Florida. See "-- Comparison of Operating Results for the Years Ended September 30, 2000 and September 30, 1999 -- Other Expenses."

Commercial Banking. The Bank continues to expand its lending programs for commercial business and commercial real estate loans in an effort to satisfy a perceived need within its market area and increase its loan portfolio. The Bank continues to realize a positive impact on its net interest margin since commercial customers generally provide a higher loan yield and a source of lower cost funds. The risks of commercial lending relate to the source of repayment of the loan which is weighted toward the ability to repay versus being primarily collateral dependent.

In 1998, the Bank hired a senior commercial loan officer to head up the lending and credit activities and two additional commercial loan staff members were added to support its increased activities in this area. To further enhance its transition to a full service community bank, the Bank recently hired two additional lenders experienced in commercial lending and plans to increase its marketing efforts on smaller businesses operating in its market areas.

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of the Company assets and liabilities are sensitive to changes in interest rates, its most significant form of market risk is interest rate risk, or changes in interest rates. The Company is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Its lending activities have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences. The primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

The Board of Directors has established an asset/liability committee that consists of the Company's president and senior banking officers. The committee meets on a monthly basis to review loan and deposit pricing and production volumes, interest rate risk analysis, liquidity and borrowing needs, and a variety of other asset and liability management issues.

To reduce the  effect of  interest  rate  changes on net  interest  income,  the
Company has adopted various strategies to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include:

o the origination of commercial and consumer loans with adjustable rate features or fixed rate loans with shorter term maturities;
o lengthening the maturities of liabilities when deemed cost effective through the pricing and promotion of certificates of deposit and utilization of Federal Home Loan Bank advances;
o attracting low cost checking and transaction accounts which tend to be less sensitive to rising rates; and
o when market conditions permit, to originate and hold in its portfolio adjustable rate mortgage loans which have periodic interest rate adjustments. The Company also maintains an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Company has also made a significant effort to maintain its level of lower cost deposits as a method of enhancing profitability. At September 30, 2000, the Company had 28.6% of its deposits in savings, checking and money market accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates. This stability has enabled the Company to offset the impact of rising rates in other deposit accounts.

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in NPV. The NPV Model measures interest rate risk by computing estimated changes in the NPV of cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The NPV Model shows the degree to which balance sheet line items and NPV are potentially affected by a 100 to 300 basis point change. One basis point equals 1/100th of a percentage point. Reports generated by the NPV Model are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly.

 The NPV Model uses an option-based pricing approach to value one- to four-family mortgages, mortgages serviced by or for others, and firm commitments to buy, sell, or originate mortgages. This approach makes use of an interest rate simulation program to generate numerous random interest rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows. Prepayment options and interest rate caps and floors contained in mortgages and mortgage-related securities introduce significant uncertainty in estimating the timing of cash flows for these instruments that warrants the use of this sophisticated methodology. All other financial instruments are valued using a static discounted cash flow method. Under this approach, the present value is determined by discounting the cash flows the instrument is expected to generate by the yields currently available to investors from an instrument of comparable risk and duration.

Future interest rates and their effects on NPV and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

The following table presents our NPV as of September 30, 2000. The NPV was calculated by the OTS, based upon the above model assumptions and financial information provided by the Company. As illustrated in the table, the calculations show that the Company would be adversely affected by increases in interest rates and favorably affected by decreases in interest rates.

                                                         NPV as % of Present
                         Net Portfolio Value ("NPV")       Value of Assets
                   ----------------------------------  -----------------------
         Change                                                   Basis Point
        In Rates   $ Amount     $ Change    % Change   NPV Ratio     Change
        --------   --------     --------    --------   ---------     ------
                   (Dollars in thousands)
        +300 bp     13,308       -39,906      -75%        2.51%     -668 bp
        +200 bp     26,303       -26,911      -51%        4.81%     -437 bp
        +100 bp     39,711       -13,504      -25%        7.06%     -213 bp
           0 bp     53,214                                9.19%
        -100 bp     65,194       +11,980      +23%       10.97%     +178 bp
        -200 bp     74,084       +20,869      +39%       12.21%     +303 bp
        -300 bp     82,582       +29,368      +55%       13.35%     +416 bp

The OTS defines the sensitivity measure as the change in NPV ratio with a 200 basis point shock. Our sensitivity measure reflects a 437 basis point decline in NPV ratio as of September 30, 2000 compared to a sensitivity measure of 280 basis points as of September 30, 1999. The decline in our sensitivity measure at September 30, 2000 primarily reflects the significant increase in short-term borrowing interest rates from September 30, 1999. See "Business of FloridaFirst Bank -- Borrowings."

Our strategies for addressing the sensitivity measure indicators are as follows:

o Reviewing the average lives and durations of our loans and investment securities;
o Reviewing deposit offerings and alternative funding sources to better match the durations of the assets;
o    Providing an additional capital  contribution from the Company to the Bank;
     and
o Performing, on a quarterly basis, a business simulation that more clearly reflects an on-going business assumption, rather than relying solely on the OTS model which more closely approximates a liquidation value model.

Comparison of Financial Condition at September 30, 2000 and September 30, 1999

Assets. Total assets increased $83.8 million, or 16.8%, to $582.2 million at September 30, 2000 from $498.4 million at September 30, 1999. The increase in total assets resulted primarily from an $42.5 million, or a 10.7% annualized increase in the loan portfolio attributable to steady loan demand in our market areas, a slow down in loan prepayments and funding of construction loans. In addition, investment securities increased $25.5 million. Management plans to focus on loan growth to effectively leverage its capital. The capital leveraging strategy will include the purchase of investment securities to complement its loan origination efforts.

Premises and equipment increased $2.1 million primarily due to the purchase of a tract of land for $1.2 million and capital expenditures to implement the initial phases of the strategic technology plan. The tract of land contains over four acres. After the determination of the land needed for a branch site, plans call for the sale of the excess land to recoup a substantial portion of the original investment.

The $3.5 million increase in our investment in FHLB stock is directly attributable to our increased utilization of FHLB advances for funding purposes.

Other assets increased primarily due to the cash surrender value of bank owned life insurance policies that were purchased in January 2000.

Liabilities. Total liabilities increased $84.1 million, or 19.2%, to $521.1 million at September 30, 2000 from $437.0 million at September 30, 1999. The increase in total liabilities resulted primarily from a $70.4 million net increase in FHLB advances utilized to fund the asset growth and a net deposit increase of $15.3 million. The increase in deposits in the last half of the year reflects renewed consumer interest in competitively priced certificates of deposit due to the increase in short-term interest rates. Checking and money market accounts continue to grow through expansion of our customer base.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholders' Equity. Net income for the year ended September 30, 2000 increased stockholders' equity by $3.8 million, however, the decrease in stockholders' equity for the year reflects:

o repurchase of 405,578 shares of the Company's stock at a cost of $3.6 million;
o repurchase of 57,879 shares of the Company's stock for the restricted stock plan at a cost of $449,000, less shares issued at a cost of approximately $39,000;
o    repayment of $325,000 on the ESOP loan; and
o    dividends paid that totaled $373,000.

Comparison of Financial Condition at September 30, 1999 and 1998

Assets. Total assets increased $83.9 million, or 20.2%, to $498.4 million at September 30, 1999 from $414.5 million at September 30, 1998. The increase in total assets resulted primarily from: a $59.3 million increase in net loans outstanding from new originations; an increase in investments available for sale portfolio of $25.9 million due to a financial leveraging strategy implemented after the issuance of stock; a reduction in investments held to maturity of $6.0 million due to the maturity and calls of securities; and an increase in Federal Home Loan Bank stock of $1.6 million.

 Liabilities. Total liabilities increased $58.6 million, or 15.5%, to $437.0 million at September 30, 1999 from $378.4 million at September 30, 1998. The increase in total liabilities resulted primarily from: a $66.6 million increase in Federal Home Loan Bank advances; a $4.9 million increase in other borrowings; and a $13.0 million net outflow in deposits. The increase in the Federal Home Loan Bank advances and other borrowings utilized to fund the loan and investment growth was attributable to:

o the decision to not offer premium pricing on deposits to customers without other banking relationships;
o disintermediation of customer funds due to alternative investment opportunities; and
o management's decision to financially leverage the higher level of capital of the Company to increase earnings.

Deposits, excluding the $19.6 million decrease in certificate of account balances, grew $6.6 million, or 7.3%, during the year.

Stockholders' Equity. The $25.2 million increase in the stockholders' equity reflects the $23.5 million in net proceeds from the issuance of common stock, $25.7 million in net offering proceeds reduced by the $2.2 million in stock held by the employee stock ownership plan that has not been allocated to the participants, $3.3 million in net income for the year ended September 30, 1999 and a net reduction in equity of $1.4 million resulting from the decline in value of the Company's investments available for sale portfolio. The decline in value of the investments is directly attributable to the significant rise in interest rates during the second half of the fiscal year.

Liquidity and Capital Resources

The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of market opportunities. Funding loan requests, providing for liability outflows, and managing interest rate fluctuations require continuous analysis in order to match the maturities of short-term loans and investments with specific types of deposits and borrowings. An institution's liquidity is normally considered in terms of the nature and mix of the institution's sources and uses of funds.

Assets providing liquidity are generated through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity management lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

Cash and cash equivalents increased $4.1 million to $6.7 million for the year ended September 30, 2000. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In millions)
                                                                   -------------

Cash provided by operations............................................ $ 4.3

Federal Home Loan Bank advances and other borrowings...................  68.5

Increase in net deposits...............................................  15.3

Maturities of and repayments on investment securities..................  19.4

Net purchases of investment securities and FHLB stock.................. (48.3)

Net increase in loans.................................................. (42.8)

Purchase of bank owned life insurance..................................  (5.0)

Payments to acquire treasury stock and restricted stock plan shares....  (4.0)

Other - net............................................................  (3.3)
                                                                         ----
Net increase in cash and cash equivalents..............................   4.1
                                                                         ====

The Company is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see Note 11 in the consolidated financial statements.

Except for the new capital generated through the second step mutual holding company conversion (see Note 15 in the consolidated financial statements), management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect.

Analysis of Net Interest Income

Historically, the Company's earnings have depended primarily on its net interest income, which is the difference between interest income earned on its loans and investments ("interest-earning assets") and interest paid on its deposits and any borrowed funds ("interest-bearing liabilities"). Net interest income is affected by:

o the interest rate spread - the difference between rates of interest earned on interest-earning assets and rates paid on its interest-bearing liabilities; and
o the aggregate amounts of its interest-earning assets and interest-bearing liabilities.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Similar information is provided as of September 30, 2000. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                                                      Year ended September 30,
                                             -------------------------------------------------------------------------------------
                          September 30, 2000            2000                          1999                       1998
                          ------------------ --------------------------   ---------------------------  ---------------------------
                                             Average             Yield/    Average             Yield/  Average             Yield/
                           Balance   Rate    Balance  Interest    Cost     Balance   Interest   Cost   Balance  Interest    Cost
                           -------   ----    -------  --------    ----     -------   --------   ----   -------  --------    ----
                                                                         (Dollars in thousands)
Interest-earning
assets:
Loans
  receivable (1)          $443,707   7.83%  $423,409  $ 32,470    7.67%   $368,513   $ 28,482   7.73%  $339,218   $ 27,241   8.03%
Investment
  securities
  and other (2)(6)         112,556   7.06    102,800     7,592    7.39      71,557      4,314   6.03     85,594      4,900   5.72
                          --------          --------  --------            --------   --------          --------   --------
    Total interest-
      earning assets       556,263   7.67    526,209    40,062    7.61     440,070     32,796   7.45    424,812     32,141   7.57
                                                      --------                       --------                     --------
Noninterest-earning
  assets                    25,917            19,890                        11,606                       12,557
                          --------          --------                      --------                     --------
     Total assets         $582,180          $546,099                      $451,676                     $437,369
                          ========          ========                      ========                     ========

Interest-bearing
liabilities:
Checking accounts         $ 31,460   1.86   $ 31,416       576    1.83    $ 27,193        486   1.79   $ 25,177        469    1.86
Savings accounts            29,167   2.08     31,012       581    1.87      36,469        612   1.68     41,456        859    2.07
Money market accounts       24,325   5.10     25,008     1,068    4.27      20,740        796   3.84     15,356        582    3.79
Certificate accounts       253,310   5.89    245,754    13,519    5.50     245,915     12,833   5.22    301,093     16,921    5.62
                          --------          --------  --------            --------   --------          --------   --------
     Total deposits        338,262   5.13    333,190    15,744    4.73     330,317     14,727   4.46    383,082     18,831    4.92
FHLB advances and
  other borrowings         160,937   6.29    132,054     7,831    5.93      49,884      2,401   4.81      2,647        135    5.10
                          --------          --------  --------            --------   --------          --------   --------
     Total interest-
       bearing
       liabilities         499,199   5.50    465,244    23,575    5.07     380,201     17,128   4.50    385,729     18,966    4.92
                                                      --------                       --------                     --------
Noninterest-bearing
  liabilities (3)           21,900            21,094                        22,491                       15,246
                          --------          --------                      --------                     --------
     Total liabilities     521,099           486,338                       402,692                      400,975
Stockholders' equity        61,081            59,761                        48,984                       36,394
                          --------          --------                      --------                     --------
   Total liabilities
   and stockholder's
   equity                 $582,180          $546,099                      $451,676                     $437,369
                          ========          ========                      ========                     ========

Net interest income                                   $ 16,487                       $ 15,668                     $ 13,175
                                                      ========                       ========                     ========

Interest rate spread (4)             2.17%                         2.54%                        2.95%                         2.65%
                                     ====                          ====                         ====                          ====
Net margin on interest-
  earning assets (5)                 2.73%                         3.13%                        3.56%                         3.10%
                                     ====                          ====                         ====                          ====
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities                         111%                          113%                         116%                          110%
                                     ====                          ====                         ====                          ====

--------------------
(1)  Average balances include non-accrual loans.
(2) Investment securities includes both securities that are available for sale and held to maturity. Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3)  Includes noninterest-bearing checking accounts.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(6) Interest income and net interest income do not agree to the consolidated statement of earnings because the tax equivalent income (based on effective tax rate of 34%) on municipal bonds is included in this schedule.

Rate/Volume Analysis. The relationship between the volume and rates of the Company's interest-earning assets and interest-bearing liabilities affects the Company's net interest income. The following table reflects the sensitivity of the Company's interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

                                        Year Ended September 30,        Year Ended September 30,
                                     -----------------------------    -----------------------------
                                              2000 vs. 1999                  1999 vs. 1998
                                     -----------------------------    -----------------------------
                                      Increase (Decrease) Due to       Increase (Decrease) Due to
                                     -----------------------------    -----------------------------
                                      Volume      Rate        Net      Volume      Rate        Net
                                     -------    -------    -------    -------    -------    -------
                                                         (Dollars in thousands)
Interest income:
 Loans receivable ................   $ 4,208    $  (220)   $ 3,988    $ 2,196    $  (955)   $ 1,241
 Investment securities and other .     2,163      1,115      3,278       (867)       281       (586)
                                     -------    -------    -------    -------    -------    -------
  Total interest-earning assets ..   $ 6,371    $   895    $ 7,266    $ 1,329    $  (674)   $   655
                                     =======    =======    =======    =======    =======    =======
Interest expense:
Checking accounts ................   $    77    $    13    $    90    $    34    $   (17)   $    17
Savings accounts .................      (140)       109        (31)       (96)      (151)      (247)
Money market accounts ............       176         96        272        207          7        214
Certificates of deposit ..........        (8)       694        686     (2,941)    (1,147)    (4,088)
FHLB advances and other borrowings     4,760        670      5,430      2,273         (7)     2,266
                                     -------    -------    -------    -------    -------    -------
   Total interest-bearing
        liabilities ..............   $ 4,865    $ 1,582    $ 6,447    $  (523)   $(1,315)   $(1,838)
                                     =======    =======    =======    =======    =======    =======
Change in net interest income ....   $ 1,506    $  (687)   $   819    $ 1,852    $   641    $ 2,493
                                     =======    =======    =======    =======    =======    =======

Comparison of Operating Results for the Years Ended September 30, 2000 and September 30, 1999

Net Income. Net income for the year ended September 30, 2000 increased 18.0% to $3.8 million, compared to $3.3 million for the same period in 1999. Net income for the year ended September 30, 2000 benefitted from the deployment of $23.5 million in new capital received from stock issued in April 1999.

Net interest income increased $745,000, or 4.8%, for the year ended September 30, 2000 compared to the same period in 1999. This increase resulted primarily from interest income increasing $7.2 million, offset by an increase in interest expense of $6.4 million , Other income increased by $641,000 from 1999 to 2000 due mainly to increase in cash surrender value on the bank owned life insurance product and increased fees from consumer related products, and Other expenses increased to $11.8 million for the year ended September 30, 2000 from $11.4 million for the year ended September 30, 1999, due to an accumulation of several expense categories, as discussed below.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the year ended September 30, 2000 when compared to the prior year. Details are contained in the table at page 36.

o Loan growth reflects the strong loan demand over the past year and the Company's increased emphasis on loan origination efforts.
o The yield on loans decreased slightly due to the competitive pricing for commercial and consumer loans in our market areas. Although new mortgage loan rates increased throughout most of the year, about 50% of the Company's new originations were construction loans that were not fully disbursed during the year. In addition, construction loans that were originated in 1999 when mortgage loan rates were lower were funded during 2000. The result of the timing on the construction loan disbursements kept the yields on mortgage loans from increasing in relation to the overall increase in mortgage loan pricing.
o The average balances in the investment securities portfolio grew 44% primarily due to the Company's strategy to leverage capital that was raised in the stock offering.
o The higher yield in the investment portfolio resulted from the leveraging strategy in the latter part of fiscal 1999 and throughout fiscal 2000 when rates had risen significantly over the prior year. In addition, the investment growth occurred in securities that had slightly longer average lives with higher yields.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the year ended September 30, 2000 when compared to the prior year. Detailed changes are contained in the table at page 36.

o    Deposits  remained  fairly level  primarily by  maintaining a  conservative deposit pricing strategy, utilizing more cost effective funding alternatives that are available for the terms the Company has considered appropriate to fit its interest rate management strategies. This was offset however, by special promotions to increase certificate accounts. The growth in checking account average balances has helped offset the slight decline in certificate accounts.
o FHLB advances grew because the Company considered the advances to be a more cost-effective funding alternative during the course of the year. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding.
o The higher cost of funds related to the FHLB advances is reflective of the significant rise in interest rates over the past year.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Company's lending area and other factors affecting the collectibility of the loans in its portfolio. For the year ended September 30, 2000, the provision for loan losses was $630,000 compared to $540,000 for the comparable 1999 period. The allowance for loan losses at September 30, 2000 increased $380,000 from September 30, 1999. Though our non-performing loans decreased $68,000 for the period, our classified assets increased slightly and our commercial and consumer loans increased in the aggregate of approximately $16.7 million from September 30, 1999. Such increases in classified loans and commercial and consumer loans precipitated the increase in the provision for loan losses. See, "Business of FloridaFirst Bank -- "Lending Activities" and --"Classified Assets."

Other Expenses. Other expense increased by $365,000 to $11.8 million for the year ended September 30, 2000 from $11.4 million for the year ended September 30, 1999. The major components of the increase was due to the following:

o Compensation and employee benefits increased $505,000 due primarily to an approximate 5% increase in staffing and annual salary adjustments and recognition of $180,000 related to the restricted stock plan.
o    Other expenses increased by $202,000 primarily due to the following:
     o    certain Year 2000 costs totalling $50,000;
     o direct costs related to stockholder meetings, communications, legal matters and new financial reporting requirements as a public company totalling $45,000;
     o increased effort on charging off uncollected fees and overdrawn accounts totalling $90,000; o accelerated vesting of restricted stock due to the death of a director totalling $35,000.
o    Offsetting the increase in other expenses was a decrease of:
     o occupancy and equipment costs of $126,000 primarily due to the elimination of franchise taxes previously accrued in property taxes; and
     o federal insurance premiums of $111,000 due to the decrease in premium rates by the FDIC on January 1, 2000.

The Board of Directors and management have developed expansion plans that includes three de novo branches within our existing market areas and deployment of a strategic technology plan. The strategic technology plan includes:

o    installing a new customer delivery software to enhance the sales efforts;
o    enhancing both our data and voice communications systems;
o    upgrading our computer network for enhanced service and security features;
o implementing internal and external networks to improve communications and productivity; and
o investigation of alternative delivery systems, including an Internet banking solution and enhanced call center strategy.

A summary of the estimated costs associated with the new projects follows (in thousands):

                                                     Estimated Costs      Estimated Costs
Category                                                Fiscal 2001         Fiscal 2002
--------                                             -----------------    --------------
New branches.........................................     $  650              $  975
New computer hardware and software...................        240                 240
Other costs related to strategic technology plan.....        240                 240
                                                          ------              ------
     Total...........................................     $1,130              $1,455
                                                          ======              ======

The Board of Directors and management analyzed the potential effect of each of these expenditures prior to approval and believe that these expenditures will have an overall positive effect on the Company's franchise and stockholder value, but also realize that the expenditures will most likely depress profitability ratios in the short-term. The Company also expects that both net interest income and fee income will increase as a result of the new branches and new technology enhancements. However, it is not possible to precisely estimate such revenue increases, if any, at this time. The success of new projects is dependent upon a number of factors, including, but not limited to, general economic conditions, regulatory climate, interest rates and the success of the Company's marketing efforts.

Comparison of Operating Results for Years Ended September 30, 1999 and September 30, 1998

Net Income. Net income for the year ended September 30, 1999 increased 37.5% to $3.3 million, compared to $2.4 million for the year ended September 30, 1998.

o Net interest income increased 17.4% to $15.5 million for the year ended September 30, 1999 compared to $13.2 million for the year ended September 30, 1998. This increase resulted from an increase in interest income of $ 507,000 and a decrease in interest expense of $1.8 million.
o Other income decreased to $1.5 million for the year ended September 30, 1999 from $4.3 million for the year ended September 30, 1998, resulting primarily from a $3.0 million gain from the sale of certain deposits and branch buildings, as further discussed in the notes to consolidated financial statements.
o Other expenses decreased to $11.4 million for the year ended September 30, 1999 from $13.6 million for the year ended September 30, 1998. This decrease is due primarily to $2.2 million in charges resulting from the freezing of benefits under the defined benefit pension plan - $1.7 million, and the adoption of a directors' retirement plan - $410,000, as further discussed in the notes to the consolidated financial statements.

Interest Income. Total interest income increased to $32.6 million for the year ended September 30, 1999 from $32.1 million for the year ended September 30, 1998, as a result of an increase in average interest-earning assets offset to some extent by a decrease in the average interest rates earned. Average interest-earning assets increased to $440.1 million for the year ended September 30, 1999 from $424.8 million for the year ended September 30, 1998, an increase resulting from strong loan growth throughout the year. The average rate earned on interest-earning assets decreased to 7.45% for the year ended September 30, 1999 from 7.57% for the year ended September 30, 1998, a decrease of 12 basis points.

Interest income on loans increased $1.2 million to $28.5 million for the year ended September 30, 1999 from $27.2 million for the year ended September 30, 1998. This increase reflects the strong loan growth in all areas mortgage, consumer and commercial loans. Total loan originations were $158.9 million in 1999 compared to $119.6 million in 1998, a 33% increase in origination volume. The strong originations were offset by substantial repayments and refinance activity. Also, the Branch Sale at the end of January 1998 reduced the loan portfolio by $44.6 million, meaning that 1998 results had income on these loans for four months of the year. In addition, the average yield on loans decreased by 30 basis points during the year, reflecting the general downward trend in interest rates for the first half of the fiscal year. Mortgage loan rates began to increase late in the year, but the competitive pressures in the consumer and commercial markets kept rates lower for the entire year in 1999 when compared to 1998.

Interest income on investment securities and other investments decreased $734,000 to $4.2 million for the year ended September 30, 1999 from $4.9 million for the year ended September 30, 1998. This decrease was primarily the result of a $14.0 million decrease in the average balance to $71.6 million in 1999 from $85.6 million in 1998. The decrease in the average balance of investment securities was due primarily to the maturities and calls of certain securities and the redeployment of these funds into loans. The decrease in average balances was partially offset by an increase in the average yield by 31 basis points through the diversification of the portfolio, extension of maturities, reduction in interest-earning deposit accounts and a rising interest rate environment during the last half of the year.

Interest Expense. Total interest expense decreased by $1.8 million to $17.1 million for the year ended September 30, 1999 from $18.9 million for the year ended September 30, 1998, as a result of a 42 basis point decrease in average cost of funds and a $5.5 million decrease in the average interest-bearing liabilities. Average interest-bearing liabilities decreased to $380.2 million for the year ended September 30, 1999 from $385.7 million for the year ended September 30, 1998. The average cost for interest-bearing liabilities was 4.50% for the year ended September 30, 1999 compared to 4.92.% for the year ended September 30, 1998, a decrease of 42 basis points. The decrease in rates paid on interest-bearing liabilities reflects market rates as well as the replacement of higher cost certificates of deposit with Federal Home Loan Bank advances and lower cost checking and money market accounts.

Interest expense on deposits decreased $4.1 million to $14.7 million for the year ended September 30, 1999 from $18.8 million for the year ended September 30, 1998. This decrease was a result of a decrease of $52.8 million in the average balance of interest-bearing deposits to $330.3 million in 1999 from $383.1 million in 1999 and a decrease of 46 basis points in the average cost of deposits to 4.46% in 1999 from 4.92% in 1998.

The Company began using Federal Home Loan Bank advances in June 1998 to control its cost of funds and lengthen the maturity of its liabilities. The Company manages the maturity of its advances based on the assets being funded and based on projections of interest rate trends and has used the Federal Home Loan Bank advances as a major funding source due to the ability to manage the maturities, the cost effectiveness in executing the transactions and the level of interest rates offered compared to alternative funding sources. The average costs of advances in 1999 was 4.81% which compares favorably with the average cost for certificates of deposit which averaged 5.22%.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and non-performing loans, the general economic conditions in its lending area and other factors affecting the collectibility of the loans in its portfolio. The provision for loan losses was $540,000 for the year ended September 30, 1999 compared to $405,000 for the year ended September 30, 1998. The allowance for loan losses increased to $2.9 million for the year ended September 30, 1999 from $2.6 million for the year ended September 30, 1998, due primarily to the increase in net loans outstanding. The current allowance represents .74% of loans outstanding at September 30, 1999. The Company had net charge-offs of $163,000 for the year ended September 30, 1999 compared to net charge-offs of $474,000 for the year ended September 30, 1998. See also, "Business of FloridaFirst Bank -- Allowance for Loan Losses and Real Estate Owned."

Other Income. Substantially the entire decrease in Other Income for the year ending September 30, 1999 compared to September 30, 1998 is attributable to the $3.0 million gain from the branch sale in January 1998.

Other Expenses. Other expense decreased by $2.1 million to $11.4 million for the year ended September 30, 1999 from $13.5 million for the year ended September
30, 1998, due primarily to $1.7 million of costs related to the Company's decision to terminate the defined benefit pension plan and the adoption of a directors' retirement plan. In addition, compensation and employee benefits increased slightly due to the hiring of additional sales personnel and an average 4% increase in salary adjustments. These costs were offset by certain vacancies in staff positions during the year and savings related to compensation and employee benefits for personnel at the branches involved in the branch sale in January 1998. Occupancy and equipment costs increased due to costs associated with the installation and operation of automated teller machines at all branch locations in 1999.

Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying notes presented elsewhere in this prospectus have been prepared in accordance with generally accepted accounting principles which generally requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as prices of goods and services.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         See Item 7.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The consolidated financial statements, footnotes and report of independent auditor are included in this item as listed in the index below.

                                                                                                    Page
                                                                                                    ----
Consolidated Statements of Financial Condition at September 30, 2000 and 1999......................  44
Consolidated Statements of Earnings for the years ended
   September 30, 2000, 1999 and 1998...............................................................  45
Consolidated Statements of Stockholders' Equity and Comprehensive Income
   for the years ended September 30, 2000, 1999 and 1998...........................................  46
Consolidated Statements of Cash Flows for the years ended
   September 30, 2000, 1999 and 1998...............................................................  47
Notes to Consolidated Financial Statements.........................................................  48
Report of Independent Auditors.....................................................................  74

                       FLORIDAFIRST BANCORP and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    (Dollars in thousands, except share data)

                                                                                        September 30,
ASSETS                                                                              2000            1999
                                                                                -------------   -------------
Cash and cash equivalents                                                           $  6,734        $  2,598
Investments available for sale, at fair value                                         96,661          68,152
Investment securities held to maturity,
    market value of $9,391  and $12,479                                                9,687          12,724
Loans receivable, net of allowance for loan losses
    of $3,321 and $2,941                                                             440,386         397,910
Premises and equipment, net                                                            8,935           6,818
Federal Home Loan Bank stock, at cost                                                  7,925           4,475
Accrued interest receivable                                                            3,726           2,764
Other assets                                                                           8,126           2,917
                                                                                    --------        --------
           TOTAL ASSETS                                                             $582,180        $498,358
                                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                                        $354,554        $339,224
    Federal Home Loan Bank advances                                                  158,000          87,600
    Other borrowings                                                                   2,937           4,872
    Advance payments by borrowers for taxes and insurance                              2,471           2,200
    Other liabilities                                                                  3,137           3,125
                                                                                    --------        --------
           Total liabilities                                                         521,099         437,021
                                                                                    --------        --------
Commitments and contingencies                                                              -               -

Stockholders' equity:
    Preferred stock, $ .10 par value,
         2,000,000 shares authorized, none outstanding                                     -               -
    Common stock, $ .10 par value,
         18,000,000 shares authorized, 5,752,875 outstanding                             575             575
    Additional paid-in capital                                                        25,085          25,124
    Retained earnings                                                                 42,506          39,037
    Treasury stock, at cost, 405,578 and -0- shares                                   (3,606)              -
    Unallocated shares held by the employee stock ownership plan                      (1,838)         (2,163)
    Unallocated shares held by the restricted stock plan                                (410)              -
    Accumulated other comprehensive loss                                              (1,231)         (1,236)
                                                                                    --------        --------
           Total stockholders' equity                                                 61,081          61,337
                                                                                    --------        --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $582,180        $498,358
                                                                                    ========        ========

See notes to consolidated financial statements.

                                    FLORIDAFIRST BANCORP and SUBSIDIARY
                                    Consolidated Statements of Earnings
                               (Dollars in thousands, except per share data)

                                                                               Year ended September 30,
                                                                         2000          1999           1998
                                                                    ------------   -----------   ------------
Interest income:
    Interest and fees on loans                                         $ 32,470      $ 28,482       $ 27,241
    Interest and dividends on investment securities                       6,837         3,671          3,906
    Other interest income                                                   533           495            994
                                                                      ---------     ---------        -------
          Total interest income                                          39,840        32,648         32,141
                                                                      ---------     ---------        -------
Interest expense:
    Deposits                                                             15,744        14,727         18,831
    Federal Home Loan Bank advances and other borrowings                  7,831         2,401            135
                                                                      ---------     ---------        -------
          Total interest expense                                         23,575        17,128         18,966
                                                                      ---------     ---------        -------
          Net interest income                                            16,265        15,520         13,175
Provision for loan losses                                                   630           540            405
                                                                      ---------     ---------        -------
          Net interest income after provision for loan losses            15,635        14,980         12,770
                                                                      ---------     ---------        -------
Other income:
    Fees and service charges                                              1,147           991            996
    Gain (loss) on sale of loans and investments available for sale          16           (22)           117
    Gain on sale of branches                                                  -           165          3,016
    Other, net                                                              951           339            218
                                                                      ---------     ---------        -------
          Total other income                                              2,114         1,473          4,347
                                                                      ---------     ---------        -------
Other expenses:
    Compensation and employee benefits                                    6,325         5,820          5,632
    Other compensation and employee benefits                                  -             -          2,085
    Occupancy and equipment costs                                         1,755         1,881          1,818
    Marketing                                                               452           534            495
    Data processing costs                                                   498           521            558
    Federal insurance premiums                                              103           214            338
    Other                                                                 2,680         2,478          2,655
                                                                      ---------     ---------        -------
          Total other expenses                                           11,813        11,448         13,581
                                                                      ---------     ---------        -------
Income before income taxes                                                5,936         5,005          3,536
Income taxes                                                              2,094         1,748          1,151
                                                                      ---------     ---------        -------
NET INCOME                                                             $  3,842       $ 3,257        $ 2,385
                                                                      =========     =========        =======
Basic earnings per share (1)                                           $   0.73       $  0.34              -
                                                                      =========     =========        =======
Diluted earnings per share (1)                                         $   0.72       $  0.34              -
                                                                      =========     =========        =======
Weighted average common and common equivalents shares outstanding: (1)
    Basic                                                             5,255,644     5,549,185              -
                                                                      =========     =========        =======
    Diluted                                                           5,344,986     5,549,185              -
                                                                      =========     =========        =======

(1) FloridaFirst converted to a stock company on April 6, 1999. Earnings per share and weighted average shares outstanding for 1999 represent the six months ended September 30, 1999 (period subsequent to the conversion.)

See notes to consolidated financial statements.

                                        FLORIDAFIRST BANCORP and SUBSIDIARY
                       Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Dollars in thousands, except per share data)

                                                                  Accumulated
                              Additional                            other                    Unallocated  Unallocated     Total
                     Common    paid-in    Retained    Treasury   comprehensive Comprehensive shares held  shares held  stockholders'
                     stock     capital    earnings      Stock    income (loss)   income      by the ESOP   by RSP        equity
                     -------- ----------- ----------  ---------- ------------- ------------- ------------ -----------  ------------
Balance at
  September 30, 1997                       $ 33,502              $      86                                             $ 33,588
Comprehensive income:
   Net income                                                                    $  2,385
                                              2,385                                                                       2,385
   Change in
     unrealized gain
     on investments
     available
     for sale, net                                                     134            134                                   134
                                                                               -----------
Total comprehensive
  income                                                                         $  2,519
                                          ----------             ------------  ===========                           -------------
Balance at
  September 30, 1998                         35,887                    220                                               36,107
Stock issuance,
  net of issuance
  costs of $1,239     $  575    $ 25,124                                                   $  (2,163)                    23,536
Comprehensive income:
   Net income                                 3,257                              $  3,257                                 3,257

   Change in
    unrealized loss
    on investments
    available for
    sale, net                                                       (1,456)        (1,456)                               (1,456)
                                                                               -----------
Total
  comprehensive
  income                                                                         $  1,801
                                                                               ===========
Dividends
  ($ .04 per share)                            (107)                                                                       (107)
                     -------- ----------- ----------             ------------               -----------              -------------
Balance at
  September 30, 1999     575      25,124     39,037                 (1,236)                   (2,163)                    61,337
Shares repurchased,
  at cost                                              $(3,606)                                                          (3,606)
Fair value of ESOP
  shares allocated                   (39)                                                        325                        286
Shares acquired for
  RSP, at cost                                                                                           $   (410)         (410)
Comprehensive income:
   Net income                                 3,842                              $  3,842                                 3,842
   Change in
     unrealized loss
     on investments
     available for
     sale, net                                                           5              5                                       5
                                                                               -----------
Total comprehensive
  income                                                                         $  3,847
                                                                               ===========
Dividends
  ($ .16 per share)                            (373)                                                                       (373)
                     -------- ----------- ----------  ---------- ------------               ----------- ------------ -------------
Balance at
  September 30, 2000  $  575    $ 25,085   $ 42,506    $(3,606)  $  (1,231)                 $ (1,838)    $   (410)     $ 61,081
                     ======== =========== ==========  ========== ============               =========== ============ =============

                                                           Year ended September 30,
Disclosure of reclassification amount:                   2000        1999        1998
                                                     ----------  ---------- ------------
Unrealized gain (loss) on investments
  available for sale arising during year,
  net of taxes                                          $    8    $(1,470)  $     210
                                                     ----------  ---------- ------------
Less reclassification adjustment for
  gain (loss) included in net income                         5        (22)        117
Income taxes (benefit)                                       2         (8)         41
                                                     ----------  ---------- ------------
   Reclassification adjustment for
     gain (loss), net of taxes                               3        (14)         76
                                                     ----------  ---------- ------------
Unrealized gain (loss) on investments
  available for sale, net of taxes                      $    5    $(1,456)  $     134
                                                     ==========  ========== ============

See notes to consolidated financial statements.

                       FLORIDAFIRST BANCORP and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                            Year ended September 30,

                                                                                      2000          1999          1998
                                                                                   ---------     ----------     ---------
Cash flows from operating activities:
    Net income                                                                     $  3,842       $  3,257      $  2,385
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                         630            540           405
      Deferred income taxes (benefit)                                                  (187)           (39)         (864)
      Depreciation                                                                      700            759           632
      (Gain) loss on sale of investments available for sale                              (5)            22          (117)
      Gain on sale of branches                                                            -           (165)       (3,016)
      Decrease (increase) in accrued interest receivable                               (962)          (366)          295
      Decrease (increase) in other assets                                               (22)            95           166
      Increase (decrease) in other liabilities                                          119           (402)        2,118
      Increase (decrease) in advance payments by borrowers for taxes and insurance      271            229           (33)
                                                                                  ---------     ----------     ---------
               Net cash provided by operating activities                              4,386          3,930         1,971
                                                                                  ---------     ----------     ---------
Cash flows from investing activities:
    Purchase of FHLB stock, net                                                      (3,450)        (1,611)            -
    Proceeds from sales, maturity and repayments of investments available for sale   16,353         24,069        28,930
    Proceeds from maturity and repayments of investment securities held to
      maturity                                                                        3,037          6,012        19,000
    Proceeds from sale of assets                                                         26            520         1,824
    Net increase in loans                                                           (42,827)       (59,782)      (30,299)
    Purchases of premises and equipment                                              (2,843)          (883)         (434)
    Purchases of investments available for sale                                     (44,845)       (52,358)      (33,981)
    Purchase of bank owned life insurance                                            (5,000)             -             -
    Cash transferred in connection with sale of branches, net                             -              -       (10,186)
                                                                                  ---------     ----------     ---------
               Net cash used in investing activities                                (79,549)       (84,033)      (25,146)
                                                                                  ---------     ----------     ---------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                              15,330        (12,956)      (19,020)
    Net increase in FHLB advances                                                    70,400         66,600        21,000
    Payments to acquire treasury stock                                               (3,606)             -             -
    Payments to acquire shares held by the RSP                                         (410)             -             -
    Net increase (decrease) in other borrowings                                      (1,935)         4,874             -
    Dividends paid                                                                     (480)             -             -
    Net proceeds received from issuance of common stock                                   -         23,536             -
                                                                                  ---------     ----------     ---------
               Net cash provided by financing activities                             79,299         82,054         1,980
                                                                                  ---------     ----------     ---------
               Net increase (decrease) in cash and cash equivalents                   4,136          1,951       (21,195)
Cash and cash equivalents at beginning of period                                      2,598            647        21,842
                                                                                  ---------     ----------     ---------
Cash and cash equivalents at end of period                                        $   6,734     $    2,598     $     647
                                                                                  =========     ==========     =========
Supplemental disclosure of cash flow information -
    Cash paid during the year for:
      Interest                                                                    $  22,966     $   15,963     $  18,971
                                                                                  =========     ==========     =========
      Taxes                                                                       $   2,099     $    1,406     $   2,557
                                                                                  =========     ==========     =========
Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure           $     221     $       76     $   2,238
                                                                                  =========     ==========     =========
    Change in unrealized gain (loss) on investments available for sale,
      net of deferred taxes (benefit) of $3, $(852), and $79, respectively        $       5     $   (1,456)    $     134
                                                                                  =========     ==========     =========
    Dividends declared                                                                          $      107
                                                                                                ==========
    Net assets transferred in connection with branch sale:
      Loans receivable                                                                                         $  44,607
      Premises and equipment                                                                                         705
      Deposits                                                                                                    55,498
                                                                                                               =========

See notes to consolidated financial statements.

                       FLORIDAFIRST BANCORP and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        September 30, 2000, 1999 and 1998


(1)    Reorganization

       On April 6, 1999, FloridaFirst Bank (the "Bank") completed its mutual to stock conversion including the formation of mutual and stock holding companies ("Reorganization"). In connection with the Reorganization, FloridaFirst Bancorp, a federally chartered corporation, sold 2,703,851 shares (or 47%) of its common stock in a subscription offering at $10.00 per share and issued the remaining 53% to FloridaFirst Bancorp MHC. A total of 5,752,875 shares of common stock of FloridaFirst Bancorp were issued in connection with the Reorganization. Upon completion of these transactions, the Bank became the wholly owned subsidiary of FloridaFirst Bancorp (the "Bancorp"). The Reorganization was accounted for in a manner similar to a pooling of interests.

       Gross proceeds from the stock issuance of $27.0 million were reduced by $1.2 million in subscription related expenses and $100,000 initial capital for FloridaFirst Bancorp MHC ("MHC"), leaving net proceeds of the offering of $25.7 million. The Bancorp recorded $575,288 as capital stock based on the 5,752,875 shares issued (3,049,024 were issued to the MHC) at a $.10 par value, with the remaining $25.1 million recorded as additional paid-in capital. Of the net proceeds, the Bancorp contributed $12.9 million to the Bank in exchange for all of its outstanding shares of stock.

       Upon a complete liquidation of the Bank after the Reorganization, the Bancorp, as holder of the Bank's common stock, would be entitled to any assets remaining upon a liquidation or dissolution of the Bank. Each depositor would not have a claim in the assets of the Bank. However, upon a complete liquidation of the MHC after the Reorganization, each depositor would have a claim up to the pro rata value of his or her accounts, in the assets of the MHC remaining after the claims of the creditors of the MHC are satisfied. Depositors who have liquidation rights in the Bank immediately prior to the Reorganization will continue to have such rights in the MHC after the Reorganization for so long as they maintain qualifying deposits in the Bank after the Reorganization.

       The Office of Thrift Supervision ("OTS") imposes various restrictions on the ability of savings institutions to make capital distributions, including dividend payments. A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be undercapitalized. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

(2)    Nature of Business  and Summary of Significant Accounting Policies

       The following is a description of business of FloridaFirst Bancorp and its subsidiary (the "Company") and the significant accounting and reporting policies which the Company follows in preparing and presenting its financial statements.

       The Company conducts its business principally through the Bank. The Bank is a community-oriented savings institution that delivers retail and commercial banking services through nine full service locations. Principal sources of income are derived through interest earned on loans and investments. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the OTS.

       (a) Principles of Consolidation

              The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of the Bancorp and the Bank that, as discussed in Note 1, became the wholly owned subsidiary of the Bancorp on April 6, 1999. The Company's business is conducted principally through the Bank. All intercompany transactions and balances have been eliminated in consolidation.

       (b)    Cash and Cash Equivalents

              For financial statement purposes, the Company considers cash, due from banks and interest-bearing accounts with original maturities of three months or less in other financial institutions to be cash and cash equivalents.

       (c)    Investment Securities

              Investments available for sale are stated at fair value. Unrealized gains and losses on investments available for sale, net of taxes, are included in accumulated other comprehensive income or loss in the consolidated statements of financial condition until these gains or losses are realized. Investments available for sale that experience a decline in fair value that is other than temporary are written down to fair value and the resultant losses are reflected in the consolidated statements of earnings. Gains and losses on the sale of investments available for sale are recorded on the trade date and determined using the specific identification method.

              Investment securities held to maturity are investments that management has the intent and the Company has the ability at the time of purchase to hold until maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level-yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of earnings.

              The Bank is required to maintain, in cash and U.S. Government and other approved securities, an amount equal to 4% of deposits (net of loans on deposits) plus short-term borrowings. The Bank's liquidity ratio was 12.8% and 17.6% at September 30, 2000 and 1999, respectively.

              Capital stock in the Federal Home Loan Bank of Atlanta ("FHLB") is held in accordance with certain requirements of the FHLB. The Company's investment is carried at cost and serves as collateral for FHLB advances.

        (d)   Loans Held For Sale

              Loans originated and held for sale by the Company are carried at the lower of cost or market using the specific identification method. Gains and losses on the sale of such loans are recognized using the specific identification method. No loans were held for sale at September 30, 2000 and 1999.

       (e)    Mortgage Loan Interest Income

              The Company provides an allowance for uncollected interest generally on all accrued interest related to loans 90 days or more delinquent. This allowance is netted against accrued interest receivable for financial statement disclosure. Such interest, if ultimately collected, is credited to income in the period of recovery.

(f)    Loan Fees

              Loan origination and commitment fees and certain related costs are deferred and amortized over the contractual maturities, adjusted for anticipated prepayments, as an adjustment to yield using the level-yield method. For loans on non-accrual, such amortization ceases.

       (g)    Loans and Provisions for Losses

              Loans are stated at unpaid principal balances, less loans in process, the allowance for loan losses, unearned interest, and net deferred loan origination fees.

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and accounts for impaired loans in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The following is a description of how each portion of the allowance for loan losses is determined.

              The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate, residential real estate, and consumer. The Company provides for an allowance for losses inherent in the portfolio by the above categories, which consists of two components: general loss percentages and specific loss analysis.

              General loss percentages are calculated based upon historical analyses. A portion of the allowance is calculated for inherent losses which management believes exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparison.

              Allowances are also provided in the event that the specific collateral analysis on a loan indicates that the estimated loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

              The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate; (b) the observable market price of the impaired loans; or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

       (h)    Premises and Equipment

              Depreciation of office properties and equipment is accumulated on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and leasehold improvements, and 3 to 10 years for furniture, fixtures and equipment.

              Maintenance  and  repairs are  charged to expense  when  incurred.
              Expenditures for renewals and betterments generally are capitalized. The costs and accumulated depreciation relating to office properties and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains and losses are reflected in the consolidated statements of earnings.

       (i)    Real Estate Owned

              Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure. Real estate so acquired is recorded at the lower of cost (principal balance of the former mortgage loan) or estimated fair value, less estimated selling expenses. The carrying value of real estate owned properties was $113,000 and $16,000 at September 30, 2000 and 1999 and is included in Other Assets in the consolidated statements of financial condition. The Company reported net (income) costs related to real estate owned activities of ($6,000), $10,000 and $144,000 in operations in fiscal years ended September 30, 2000, 1999 and 1998, respectively.

       (j)    Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include the enactment date.

       (k)    Financial Instruments With Off-Balance Sheet Risk

              In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit at both fixed and variable rates and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the consolidated statements of financial condition. The Company's exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

              Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis.

              Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       (l)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The major estimate by management that is critical to the consolidated financial statements is the appropriate level of allowance for loan losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ from these estimates. Regulatory agencies, as a part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes in the allowance based on their judgements of information available to them at the time of their examination.

       (m)    Self-Insurance

              The Company is self-insured for employee medical and dental benefits, but has a reinsurance contract to limit the amount of liability for these benefits in any plan year. Benefits are administered through a third party administrator and the related liabilities are reflected in the consolidated financial statements. The Company accrues a liability based on average claims paid over the past three years, historical information and certain assumptions regarding future events.

              The self-insured plan operates on a calendar year basis. For the plan years ended December 31, 1999, 1998 and 1997, claims paid, net of amounts received under the reinsurance contract and premiums received from dependent and COBRA coverage, were $441,000, $460,000 and $356,000, respectively. The plan covers only active employees as defined in the plan.

       (n)    Derivative Instruments

              The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments, other than fixed rate loan commitments.

       (o)    Earnings Per Share

              Basic net income per share of common stock for the periods subsequent to the Reorganization has been computed by dividing net income for the period by the weighted average number of shares outstanding. Earnings per share information for all other periods presented in these financial statements is not comparative and therefore not presented.

              Shares of common stock purchased by the Bank's Employee Stock Ownership Plan ("ESOP") are only considered outstanding when the shares are released or committed to be released for allocation to participants. The Company determined that 1,803 shares per month were committed to be released during the year ended September 30, 2000.

              The common stock equivalents related to the Company's restricted stock awards and stock options granted are used to compute diluted earnings per share.

(p)    Comprehensive Income

              On October 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the consolidated statements of earnings and are recorded directly to stockholders' equity. The Company's other comprehensive income is the unrealized gain (loss) on investments available for sale.

       (q)    Segment Information

              On October 1, 1998 the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires public companies to report information about segments of their business and requires them to report selected segment information in their quarterly reports issued to stockholders. No specific segment disclosure is required since the Company views its operations as a single segment.

       (r)    Accounting Pronouncements

              In June 1998, the Financial Acounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FASB has delayed the effective date of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000 by issuing SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is not expected to have a material impact on the Company's financial statement presentations.

       (s)    Reclassifications

              Certain  amounts  in the  1999  and  1998  consolidated  financial
              statements   have  been   reclassified  to  conform  to  the  2000
              presentation.

(3)    Investments Available for Sale

       The amortized cost and estimated fair values of investments available for sale are as follows:

                                                                       September 30, 2000
                                               --------------------------------------------------------------------
                                                                     Gross             Gross
                                                 Amortized        unrealized         unrealized          Fair
                                                   cost              gains             losses            value
                                               --------------     ------------      -------------    --------------
                                                                         (In thousands)
          Obligations of U.S. government
              agencies                            $ 19,861                -         $    (504)         $ 19,357
          Collateralized mortgage
              obligations                           18,172          $    76               (176)          18,072
          Mortgage-backed securities                29,928               61               (339)          29,650
          Corporate bonds                           20,930              160               (904)          20,186
          Municipal bonds                            9,725              138               (467)           9,396
                                               --------------     ------------      -------------    --------------
               Total                              $ 98,616           $  435         $   (2,390)        $ 96,661
                                               ==============     ============      =============    ==============

                                                                       September 30, 1999
                                               --------------------------------------------------------------------
                                                                     Gross             Gross
                                                 Amortized        unrealized         unrealized          Fair
                                                   cost              gains             losses            Value
                                               --------------     ------------      -------------    --------------
                                                                         (In thousands)
          Obligations of U.S. government
              agencies                            $ 20,855                -         $     (342)        $ 20,513
          Collateralized mortgage
              obligations                            7,569          $     3               (152)           7,420
          Mortgage-backed securities                28,711               69               (464)          28,316
          Corporate bonds                            7,147                -               (429)           6,718
          Municipal bonds                            5,831                -               (646)           5,185
                                               --------------     ------------      -------------    --------------
               Total                              $ 70,113            $  72         $   (2,033)        $ 68,152
                                               ==============     ============      =============    ==============

       Approximately 70% and 95% of the collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBS") as of September 30, 2000 and 1999, respectively, were issues of Ginnie Mae, Fannie Mae or Freddie Mac.

       The maturity distribution for the portfolio of investments available for sale at September 30, 2000 is as follows:

                                                      Amortized           Fair
                                                        cost              Value
                                                     -------------     ---------
                                                            (In thousands)
            Due in one year or less                   $   990           $    990
            Due after one year through five years      14,724             14,570
            Due after five years through ten years     14,410             14,132
            Due after ten years                        38,564             37,319
                                                      -------            -------

                                                       68,688             67,011

            Mortgage-backed securities                 29,928             29,650
                                                      -------            -------
            Total                                     $98,616            $96,661
                                                      =======            =======

       Proceeds from sales of investments available for sale during the years ended September 30, 2000, 1999 and 1998 were $5.7 million, $6.0 million and $3.4 million, respectively. Gross gains of $5,000 were realized on those sales during 2000. Gross gains of $8,000 and gross losses of $30,000 were realized on those sales during 1999. Gross gains of $149,000 and gross losses of $32,000 were realized on those sales during 1998.

       Investments available for sale with a fair value of $10.4 million and $10.9 million were pledged as collateral to secure public funds at September 30, 2000 and 1999, respectively.


(4)    Investment Securities Held to Maturity

       The amortized cost and estimated fair values of investment securities held to maturity are as follows:

                                                                       September 30, 2000
                                               --------------------------------------------------------------------
                                                                     Gross             Gross
                                                 Amortized        unrealized         unrealized          Fair
                                                   cost              gains             losses            Value
                                               --------------     ------------      -------------    --------------
                                                                         (In thousands)
          Obligations of U.S. government
              agencies                             $ 1,000                -                 -          $ 1,000
          Collateralized mortgage
              obligations                            8,687          $    33           $  (329)           8,391
                                               --------------     ------------      -------------    --------------
               Total                               $ 9,687          $    33           $  (329)         $ 9,391
                                               ==============     ============      =============    ==============

                                                                       September 30, 1999
                                               --------------------------------------------------------------------
                                                                     Gross             Gross
                                                 Amortized        unrealized         unrealized          Fair
                                                   cost              gains             losses            Value
                                               --------------     ------------      -------------    --------------
                                                                         (In thousands)
          Obligations of U.S. government
              agencies                           $   4,000                -          $    (43)       $   3,957
          Collateralized mortgage
              obligations                            8,724          $    40              (242)           8,522
                                               --------------     ------------      -------------    --------------
               Total                              $ 12,724          $    40           $  (285)        $ 12,479
                                               ==============     ============      =============    ==============

       The CMOs have principal and interest components and have predominantly variable rates of return. The weighted average rates at September 30, 2000, 1999 and 1998 were 6.59%, 5.57% and 5.80%, respectively. All CMOs as of  September  30,  2000 and 1999 were issues of Fannie Mae or Freddie
       Mac.

       The  Company's  investment in  obligations  of U.S.  government  agencies include floating interest rate bonds that are reflected in the consolidated financial statements at $1.0 million and $4.0 million at September 30, 2000 and 1999, respectively. These bonds pay variable rates of interest depending on relevant market rates and have an estimated fair value of approximately $1.0 million and $3.9 million at September 30, 2000 and 1999, respectively. The floating interest rate bonds were purchased to offset the risk related to the Company's portfolio of adjustable and fixed rate mortgages; however, these bonds expose the Company to a certain degree of market risk as their rates change with prevailing market rates.

       The amortized cost and estimated fair value of investment securities held to maturity at September 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations without penalty.

                                                                 Amortized           Fair
                                                                   Cost              value
                                                                 ---------       ------------
                                                                       (In thousands)
            Due in one year or less                               $ 1,000          $ 1,000
            Due after five years through ten years                  5,692            5,473
            Due after ten years                                     2,995            2,918
                                                                 ---------     --------------
                 Total                                            $ 9,687          $ 9,391
                                                                 =========     ==============

 (5)   Loans Receivable, Net

       Loans receivable consist of the following:

                                                                        September 30,
                                                                 ------------------------------
                                                                   2000               1999
                                                                 ------------     -------------
                                                                   (Dollars in thousands)
              Loans secured by first mortgages on real estate:
                 Residential 1-4:
                    Permanent                                    $ 304,419          $ 276,115
                    Construction                                    27,996             32,974
                 Multi-family                                        3,610              5,787
                 Commercial real estate                             28,176             19,783
                 Land                                               12,886              9,548
                                                                 ------------     -------------
                    Total first mortgage loans                     377,087            344,207
                                                                 ------------     -------------
              Other loans:
                 Consumer loans                                     81,039             75,044
                 Other loans                                         2,533              1,374
                                                                 ------------     -------------
                    Total other loans                               83,572             76,418
                                                                 ------------     -------------
                    Total loans                                    460,659            420,625
              Allowance for loan losses                             (3,321)            (2,941)
              Loans in process                                     (16,952)           (19,774)
                                                                 ------------     -------------
                        Loans receivable, net                    $ 440,386          $ 397,910
                                                                 ============     =============
              Weighted average yield on loans at year end             7.83%              7.56%
                                                                 ============     =============

       The activity in the allowance for loan losses was as follows (in thousands):

                Balance at September 30, 1997                      $ 2,633
                   Provision for loan losses                           405
                   Charge offs                                        (474)
                   Recoveries                                            -
                                                                   --------
                Balance at September 30, 1998                        2,564
                   Provision for loan losses                           540
                   Charge offs                                        (251)
                   Recoveries                                           88
                                                                   --------
                Balance at September 30, 1999                        2,941
                   Provision for loan losses                           630
                   Charge offs                                        (288)
                   Recoveries                                           38
                                                                   --------
                Balance at September 30, 2000                      $ 3,321
                                                                   ========

       Outstanding mortgage loan commitments, generally with terms of 30 days, were approximately $672,000 and $2.0 million for fixed rate loans, and $214,000 and $300,000 for variable rate loans at September 30, 2000 and 1999, respectively. There was a $2,000 letter of credit outstanding at September 30, 2000 and none at September 30, 1999. Furthermore, the Company was servicing approximately $14.1 million, $16.7 million and $23.3 million in loans for the benefit of others in 2000, 1999 and 1998, respectively. The Company holds custodial escrow deposits for these serviced loans totaling approximately $149,000 and $10,000 at September 30, 2000 and 1999, respectively. The range of interest rates on the fixed rate loan commitments as of September 30, 2000 was 7.88% to 8.50%.

       Loan customers of the Company include certain executive officers and directors and their related interests and associates. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. As of September 30, 2000, these loans amounted to approximately $169,000.

       Impaired loans have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Impaired loans and related information are as follows:

                                                                September 30,
                                                          ----------------------
                                                           2000     1999    1998
                                                           ----     ----    ----
       Impaired loans at year end                         $ 762    $ 830  $  836
       Average balance of impaired loans for the year       454      957   1,697
       Allowance for loan losses for impaired loans         189      166     167
       Interest income recognized during the year            43       72     130

(6)    Premises and Equipment

       Premises and equipment consists of the following:
                                                                 September 30,
                                                              ------------------
                                                                2000     1999
                                                              -------   -------
                                                                (In thousands)

              Land                                            $ 2,992   $ 1,819
              Buildings and leasehold improvements              6,571     6,646
              Furniture, fixtures and equipment                 4,562     3,691
              Other projects in progress                          905         -
                                                              -------   -------
              Total                                            15,030    12,156
              Less accumulated depreciation and amortization   (6,095)   (5,338)
                                                              -------   -------
              Premises and equipment, net                     $ 8,935   $ 6,818
                                                              =======   =======

       The Company conducts a portion of its operations from leased facilities and leases certain equipment under operating leases. As of September 30, 2000, the Company was committed to noncancelable operating leases with annual minimum lease payments approximating $167,000 through September 30, 2003 and approximately $99,000 per year thereafter through fiscal year 2010.

       Rent expense under all operating leases was approximately $106,000, $136,000 and $139,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

 (7)   Deposits

       Deposits and weighted average interest rates are as follows:

                                                          September 30, 2000                 September 30, 1999
                                                    ----------------------------    -------------------------------
                                                        Amount          Rate           Amount         Rate
                                                    ---------------  -----------    --------------  -----------
                                                     (In thousands)                  (In thousands)
           Noninterest-bearing checking               $  16,292           -           $  13,485          -
           Interest-bearing checking                     31,460        1.86%             27,098       1.77%
           Savings accounts                              29,167        2.08%             32,826       1.67%
           Money market accounts                         24,325        5.10%             23,997       3.87%
           Certificate accounts:
              4.00% - 4.99%                              19,999                         112,560
              5.00% - 5.99%                              81,625                          79,323
              6.00% - 6.99%                             144,575                          47,903
              7.00% - 7.99%                               7,111                           2,032
                                                      ---------                       ---------
                 Total certificates                     253,310        5.89%            241,818       5.12%
                                                      ---------                       ---------
                 Total deposits                       $ 354,554        4.90%          $ 339,224       4.23%
                                                      =========                       =========

       Certificate accounts in amounts of $100,000 or more totaled approximately $57.3 million and $55.8 million at September 30, 2000 and 1999, respectively. Deposits in excess of $100,000 are not federally insured. The Company had certificate accounts totaling $17.1 and $17.2 million under the State of Florida public deposits program at September 30, 2000 and September 30, 1999, respectively. Deposits under this program are collateralized with investment securities in accordance with applicable regulations.

       Interest expense on deposits is summarized as follows:

                                                                     Year ended September 30,
                                                           ----------------------------------------
                                                              2000           1999             1998
                                                           ---------       --------        --------
                                                                          (In thousands)
         Interest on interest-bearing
             checking and money market accounts              $ 1,648       $  1,257         $ 1,051
         Interest on savings and certificate accounts         14,173         13,550          17,868
         Less early withdrawal penalties                         (77)           (80)            (88)
                                                           ---------       --------         --------
         Total interest expense                              $15,744        $14,727         $18,831
                                                           =========       ========         =======

       Certificate accounts by year of scheduled maturity are as follows:

                                                          September 30,
                                                 -------------------------------
                         Fiscal Year                 2000                1999
                         -----------             -------------       -----------
                                                          (In thousands)
                             2000                          -           $ 163,002
                             2001                  $ 164,802              38,335
                             2002                     62,280              29,572
                             2003                     11,477               8,241
                        2004 and after                14,751               2,668
                                                   ---------           ---------
                            Total                  $ 253,310           $ 241,818
                                                   =========           =========

 (8)   Advances From Federal Home Loan Bank and Other Borrowings

       The Company had $158.0 million and $87.6 million in FHLB advances with weighted average interest rates of 6.27% and 5.18% at September 30, 2000 and 1999, respectively. The advances as of September 30, 2000 include $71.0 million in convertible advances whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London interbank offering rate). The Company then has the option to prepay the advances without penalty if the FHLB converts the interest rate. Should the Company elect to otherwise prepay these borrowings prior to maturity, prepayment penalties may be incurred. Advances from the FHLB are secured with a blanket floating lien which includes a security interest in the FHLB stock held by the Company and the Company's mortgage loan portfolio.

       The Company's borrowings from the FHLB at September 30, 2000 are as follows:

                                                   Conversion
                         Year                        option    Rate       Maturity    Rate
                         ----                        ------    ----       --------    ----
                                               (In thousands)           (In thousands)
                         2001                      $ 61,000    5.74%      $ 72,000    6.75%
                         2003                         5,000    5.02         10,000    5.39
                         2004                         5,000    6.10         10,000    5.18
                         2005                             -                 10,000    6.49
                         2008                             -                 15,000    5.07
                         2009                             -                 20,000    6.53
                         2010                             -                 21,000    6.11
                                                   --------               --------
           Total and weighted average rate         $ 71,000    5.71%      $158,000    6.27%
                                                   ========               ========

       The Company's borrowings from the FHLB at September 30, 1999 were as follows:

                                                   Conversion
                         Year                        option    Rate       Maturity    Rate
                         ----                        ------    ----       --------    ----
                                               (In thousands)           (In thousands)
                         2000                       $25,000    4.91%       $32,600    5.55%
                         2001                        25,000    4.98              -
                         2003                         5,000    5.02              -
                         2004                             -                 15,000    4.91
                         2008                             -                 20,000    5.08
                         2009                             -                 20,000    4.86
                                                    -------                -------
           Total and weighted average rate          $55,000    4.95%       $87,600    5.18%
                                                    =======                =======

       As of September 30, 2000 the Company's $2.9 million in other borrowings are short-term borrowings bearing interest at 6.67% per annum. These borrowings mature on January 22, 2001 and are collateralized by securities of U. S. government agencies having a fair value of $3.0 million.

(9)    Income Taxes

       Income taxes for 2000, 1999 and 1998 consists of the following:

                                            Current     Deferred     Total
                                           --------    ---------    --------
                                                      (In thousands)
        Year ended September 30, 2000:
             Federal                        $1,943      $  (160)     $ 1,783
             State                             338          (27)         311
                                           --------    ---------    --------
                                            $2,281     $   (187)     $ 2,094
                                           ========    =========    ========
        Year ended September 30, 1999
             Federal                       $ 1,606     $    (33)     $ 1,573
             State                             181           (6)         175
                                           --------    ---------    --------
                                           $ 1,787     $    (39)     $ 1,748
                                           ========    =========    ========
        Year ended September 30, 1998:
             Federal                       $ 1,825     $   (782)     $ 1,043
             State                             190          (82)         108
                                           --------    ---------    --------
                                           $ 2,015     $   (864)     $ 1,151
                                           ========    =========    ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                        September 30,
                                                                                   -------------------------
                                                                                     2000            1999
                                                                                   --------        ---------
                                                                                        (In thousands)
            Deferred tax assets:
               Loans receivable, due to allowance for loan losses, net              $ 1,252          $   992
               Pension asset                                                            202              202
                  Unrealized loss on investments available for sale                     735              725
                  Self-insurance reserve                                                299              322
               Other                                                                     46               85
                                                                                   ---------        ---------
                    Total deferred tax assets                                         2,534            2,326
               Less valuation allowance                                                   -                -
                                                                                   ---------        ---------
                    Net deferred tax assets                                           2,534            2,326
                                                                                   ---------        ---------
            Deferred tax liabilities:
               FHLB stock                                                              (432)            (433)
               Other                                                                    (76)             (64)
                                                                                   ---------        ---------
                    Total deferred tax liabilities                                     (508)            (497)
                                                                                   ---------        ---------
                    Net deferred tax assets                                         $ 2,026          $ 1,829
                                                                                   =========        =========

       Net deferred tax assets are included in other assets in the consolidated statements of financial condition.

       The Company's effective rate on pretax income differs from the statutory Federal income tax rate as follows (dollars in thousand):

                                                                         Year ended September 30,
                                                    ------------------------------------------------------------------
                                                      2000        %          1999         %           1998         %
                                                    -------    -----       -------     ------       ------       -----
      Tax provision at statutory rate                $2,018      34%        $1,702        34%       $1,202         34%
      Increase (decrease) in tax
        Resulting from:

           Tax-exempt interest, net of scaleback       (148)     (2)%          (70)       (1)%         (17)        (1%)

           State income taxes, net of Federal
           income tax benefit                           205       3%           116         2%           65          2%
           Other, net                                    19       -              -         -           (99)        (2%)
                                                    -------    -----       -------     ------       -------      -----
      Total                                          $2,094      35%        $1,748        35%       $1,151         33%
                                                    =======    =====       =======     ======       =======      =====

       Until 1997, the Internal Revenue Code (the "Code") allowed the Company a special bad debt deduction for additions to bad debt reserves for tax purposes. Provisions in the Code permitted the Company to determine its bad debt deduction by either the experience method or the percentage of taxable income method. The statutory percentage used to calculate bad debt deductions by the percentage of taxable income method was 8% before such deduction. The experience method was calculated using actual loss experience of the Company.

       The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of accounting for bad debts for tax years beginning after 1995. The Company switched to the experience method above to compute its bad debt deduction in 1997 and future years. As a result of the change in the Code, the Company is required to recapture into taxable income the portion of its bad debt reserves that exceeds its bad debt reserves calculated under the experience method since 1987; a recapture of approximately $366,000 ratably over six years beginning in 1999.

       Retained earnings at September 30, 2000 includes approximately $5.8 million base year, tax basis bad debt reserve for which no deferred Federal and state income tax liability has been accrued. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.0 million at September 30, 2000. Certain events, as defined, will still trigger the recapture of the base year reserve. The base year reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions or excess distributions to stockholders.


(10)   Concentration of Credit Risk

       The Company originates real estate, consumer, and commercial loans primarily in its Central Florida market area. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts depends on the economic conditions of Central Florida. The Company does not have a significant exposure to any individual customer or counterparty.

       The Company manages its credit risk by limiting the total amount of arrangements outstanding with individual customers, by monitoring the size and maturity structure of the loan portfolio, by obtaining collateral based on management's credit assessment of the customers, and by applying a uniform credit process for all credit exposures.

(11)   Regulatory Matters

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).

       As of June 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The Bank's actual capital amounts and ratios are as follows:

                                                                     September 30, 2000
                                             -------------------------------------------------------------------
                                                                                           "Well capitalized"
                                                                      For capital             under prompt
                                                                        adequacy           Corrective action
                                                   Actual               purpose                provisions
                                             -------------------  ---------------------  ----------------------
                                             Amount      Ratio       Amount      Ratio       Amount       Ratio
                                             ------      -----       ------      -----       ------       -----
                                                                   (Dollars in thousands)
                Risk-based capital
                  (to risk-weighted         $ 56,470     15.5%     $  29,158     8.0%       $ 36,448      10.0%
                  assets)
                Tier I capital (to risk-
                  weighted assets)          $ 53,149     14.6%     $  14,579     4.0%       $ 21,869      6.0%
                Tier I capital
                  (to average assets)       $ 53,149      9.7%     $  21,844     4.0%       $ 27,305      5.0%

                                                                     September 30, 1999
                                             -------------------------------------------------------------------
                                                                                           "Well capitalized"
                                                                      For capital             under prompt
                                                                        adequacy           Corrective action
                                                   Actual               purpose                Provisions
                                             -------------------  ---------------------  ----------------------
                                             Amount      Ratio       Amount      Ratio       Amount       Ratio
                                             ------      -----       ------      -----       ------       -----
                                                                   (Dollars in thousands)
                Risk-based capital
                  (to risk-weighted         $ 52,713     17.2%      $ 24,471     8.0%       $ 30,589      10.0%
                  assets)
                Tier I capital (to risk-
                  weighted assets)          $ 49,772     16.3%      $ 12,237     4.0%       $ 18,353      6.0%
                Tier I capital
                  (to average assets)       $ 49,772     11.1%      $ 18,000     4.0%       $ 22,500      5.0%

       Capital at September 30, 2000 for consolidated financial statement purposes differs from the Tier I capital amount by $(1.2) million representing the exclusion of unrealized losses on investments available for sale and $9.2 million of capital maintained by the Bancorp. Total risk-based capital differs from Tier I capital by the allowance for loan losses.

       Capital at September 30, 1999 for consolidated financial statement purposes differs from the Tier I capital amount by $(1.2) million representing the exclusion of unrealized losses on investments available for sale and $12.8 million of capital maintained by the Bancorp. Total risk-based capital differs from Tier I capital by the allowance for loan losses.

       The payment of dividends by the Bank to the Company are restricted. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution's capital stock, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.

(12)   Sale of Branches

       On October 29, 1997, the Company entered into an agreement to sell substantially all of the loans, with a majority of the loans sold on a servicing-released basis, and certain liabilities (primarily deposit liabilities) of the branches located in north Florida. The sale included loans at 80% of the deposit liability. The remaining 20% of the sale was funded with cash. The transaction was completed January 30, 1998. Assets of approximately $52.5 million, including loans of $44.6 million, property and equipment of $705,000, cash of $10.1 million, and liabilities consisting primarily of deposit accounts of $55.5 million, were sold for a gain of approximately $3.0 million. The assets sold included the branches, except for two branches that were closed by the Company because the Company is precluded from conducting any further business at those locations. The two branches were subsequently sold to third parties during the year ended September 30, 1999.

(13)   Benefit Plans

       Director Retirement Plan. On September 28, 1998, the Board of Directors approved a non-qualified Director Retirement Plan ("Retirement Plan"). The Retirement Plan will pay all Directors that have served on the board at least ten years, an amount equal to the regular board fee as of the date of the directors retirement (currently $1,000 per month) for 120 months beginning at the end of their final three-year term. If a Director dies prior to retirement or prior to receipt of all monthly payments under the plan, the Company has no further financial obligations to the Director or his or her estate. For the year ended September 30, 2000 the Company recognized a net reduction in expense of $34,000 related to adjusting the remaining liability after the death of a director. For the years ended September 30, 1999 and 1998, the Company recognized costs of $37,000 and $410,000 related to this Retirement Plan. The amounts were determined by discounting the anticipated cash flow required, based on the years of service rendered by each covered director. The weighted-average discount rate used to measure the expense was 5.50%. The 1998 expense is a component of other compensation and employee benefits expense in the consolidated statements of earnings.

       Pension Plan. The Company had a noncontributory defined benefit pension plan ("Plan") that covered substantially all employees who met minimum service requirements. The benefit formula of the Plan generally based payments to retired employees upon their length of service and a percentage of qualifying compensation during the final years of employment.

       On September 28, 1998, the Board of Directors froze benefit accruals for the Plan effective November 3, 1998 and directed the Company to allocate to each eligible participant the full present value of accrued benefits based on the Plan liquidation guidelines, as prescribed by the Internal Revenue Code. The present value of benefit obligations at September 30, 1998 was approximately $5.7 million and the plan assets at fair value were approximately $4.0 million. As a result, the Company recognized other compensation and employee benefits expense of $1.7 million for 1998 as an actuarial estimate of benefits payable upon liquidation, and the related liability is a
       component   of   other   liabilities   on   the  statement  of  financial
       condition.

       The Company terminated the Plan on April 14, 1999 by distributing the participants their full present value of accrued benefits based on the Plan liquidation guidelines, as prescribed by the Internal Revenue Code. The Company funded $1.3 million to the Plan, which when combined with other Plan assets, provided sufficient assets to distribute to or purchase annuities for Plan participants to satisfy the present value of the calculated benefit obligations.


       Pension cost for the year ended September 30, 1998 consisted of the following (in thousands):

            Service cost - benefits earned during the period       $ 207
            Interest cost                                            304
            Actual return on assets held in plan                    (580)
            Net amortization and deferral                            335
                                                                   -----
            Net periodic pension cost                              $ 266
                                                                   =====

       The weighted-average discount rate used to measure projected benefit obligations was approximately 6.0% at September 30, 1998 and the expected long-term rate of return on assets was approximately 6.5% for September 30, 1998.

       Employee Stock Ownership Plan. The Company sponsors an employee stock ownership plan ("ESOP"). The ESOP covers eligible employees who have completed twelve months of continuous employment with the Company during which they worked at least 1,000 hours and who have attained the age of
       21. As part of the Reorganization in April 1999, the ESOP borrowed $2.2 million from the Company to purchase 216,308 shares of the common stock of the Company. Since the ESOP is internally leveraged, the Company does not report the loan receivable from the ESOP as an asset and does not report the loan payable from the ESOP as a liability. The Company's accounting for its ESOP is in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they became committed to be released. As shares are committed to be released, the shares become outstanding for earnings per share computations. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. As of September 30, 2000 and 1999, 32,400 and 32,500 shares had been committed for release and the Company recorded compensation and employee benefit expense of $284,000 and $286,000 for the years ended September 30, 2000 and 1999, respectively, relating to the ESOP.

       Dividends paid by the Company that relate to unallocated shares of the ESOP are used to make payments on the ESOP loan. As of September 30, 2000, the fair value of the 183,080 unallocated shares held by the ESOP was $2.2 million.

       401(K) Retirement Plan. Effective January 1, 1999, the Company adopted a qualified defined contribution plan with 401(k) provisions for eligible employees. Subject to certain restrictions, eligible employees may voluntarily contribute up to 15% of their annual compensation and the Company may authorize discretionary contributions to eligible participants. During fiscal years 2000 and 1999 the Company approved a maximum Company match of 50% on eligible contributions for the first 6% of participant compensation. For the years ended September 30, 2000 and 1999 the Company recognized $94,000 and $65,000, respectively, of employee benefits expense for the Company's matching contribution under the plan.

       Supplemental Executive Retirement Plan ("SERP"). Effective January 1, 1999, the Company adopted a nonqualified defined contribution plan to provide supplemental retirement benefits for certain executive officers. The SERP will provide benefits at age 65 that would be comparable to approximately 83% of the benefits that would have accrued under the terminated pension plan after age 65. If a participant terminates employment prior to age 65, then the target retirement benefits will be reduced. For the years ended September 30, 2000 and 1999 the Company recognized $130,000 and $94,000, respectively, of employee benefits expense related to the SERP.

(14)   Stock-Based Compensation Plans

       The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 applies to stock-based compensation under the Company's incentive Stock Option Plan ("Option Plan") and under the Company's Restricted Stock Plan ("RSP") discussed below. As allowed by SFAS No. 123, the Company elected to continue to measure compensation cost for the options or shares granted under either plan using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 does not apply to the ESOP discussed in Note 13.

       Restricted Stock Plan. On October 19, 1999 the Company adopted, and the stockholders approved, a RSP for directors and officers to enable the Bank to attract and retain experienced and qualified personnel. Under the RSP, directors and officers of the Company were awarded 108,154 shares of the Company's stock. Restricted shares are earned at a rate of 20% each year of continued service to the Company. In the event of death or disability of a participant, all shares awarded to that participant become immediately vested. The fair value of the shares awarded was $919,000, using the market closing price of $8.50 on the date of grant. This amount is being amortized over a five-year period to compensation and employee benefits expense, commencing October 1, 1999. All shares awarded under the RSP are considered as shares outstanding for purposes of calculating earnings per share.

       The shares earned under this plan are entitled to all voting and other stockholder rights, except that, while restricted, the shares must be held in escrow and cannot be sold, pledged or otherwise conveyed. The Company plans to acquire the necessary shares through open market purchases. During the year, the RSP purchased 57,879 shares at an average price of $7.76 per share. Upon the death of a participant during the year ended September 30, 2000, 4,635 shares were distributed from the RSP. At September 30, 2000 the plan held 53,244 shares at an average price of $7.76 per share.

       Stock Option Plan. The Company has a Stock Option Plan under which 270,385 common shares are authorized to be granted to directors, officers and employees of the Bank. Shares granted under the Option Plan are exercisable at the market price at the date of the grant. The stock options granted to directors, officers and employees upon approval of the plan by stockholders on October 19, 1999 vest 20% per year, with the first installment becoming exercisable one year after the date of grant. Incentive options expire at the earlier of ten years from the date of grant or three months following the date an officer or employee terminates the employment relationship for reasons other than disability (options expire in one year after disability) or death (options expire in two year after death). Non-incentive options expire ten years from the date of grant. All options are immediately vested in the event of death or disability.

       During the year ended September 30, 2000, options were granted under the Option Plan providing the participants with the right to acquire 270,385 shares of Company stock. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 7.0% for each period, an annualized dividend of approximately 1.5% would apply over the exercise period and the expected life of the options would be the entire exercise period. No volatility assumption was utilized. For purposes of pro forma disclosures, the estimated fair value was included in expense in the period vesting occurs, using September 30, 2000 as the first vesting period. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123 and is as follows (in thousands, except per share amounts):

        Weighted average grant-date fair value of options issued during the year               $16.07
        Pro forma net income                                                                   $3,399
        Pro forma basic earnings per share                                                     $  .65


       Substantially all stock options were granted on October 19, 1999 at the fair market value of $8.50. The following is a summary of option transactions:

                                                                Range of Per Share     Weighted Average
                                           Number of Shares        Option Price         Per Share Price
                                           ----------------        ------------         ---------------
        Granted during the year                 270,385             $8.13-$8.50             $8.49
        Forfeited during the year                (2,000)              8.50                   8.50
                                                -------
        Outstanding, September 30, 2000         268,385               8.49                   8.49
                                                =======

       The weighted average remaining contractual life of the outstanding options at September 30, 2000 was 9.1 years. The outstanding options at September 30, 2000 were exercisable as follows:

                    Number of     Weighted Average    Weighted Average Remaining
    Year Ending      Shares     Exercise Price           Contractual Life
    -----------      ------     --------------           ----------------
      2001           61,417         $8.49                      9.0
      2002           51,742          8.49                      8.0
      2003           51,742          8.49                      7.0
      2004           51,742          8.49                      6.0
      2005           51,742          8.49                      5.0
                     ------
      Total         268,385          8.49
                    =======

(15)   Conversion from Mutual Holding Company to Full Stock Company (Unaudited)

       On July 21, 2000, the Board of Directors of the Company, the MHC and the Bank adopted plans of merger and conversion ("Conversion") to convert from a federally chartered mutual holding company to a state chartered capital stock holding company known as FloridaFirst Bancorp, Inc. The Conversion will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. The Conversion was successfully completed on December 21, 2000. As a result of the successful conversion, approximately $30.5 million will be added to stockholders' equity in December 2000.

       At the time of the Conversion, the Bank established a liquidation account in an amount equal to its equity as reflected in the statement of financial condition used in the final Conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually, to the extent that eligible and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in balances will not restore an eligible or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

       Subsequent to the Conversion, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(16)   Fair Values of Financial Instruments

       Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at September 30, 2000 and 1999.

       Cash  and  cash  equivalents:  The  carrying  amount  of  cash  and  cash
       equivalents    (demand   deposits   maintained   at   various   financial
       institutions) represents fair value.

       Investments: The Company's investment securities represent investments in U.S. government agency obligations, CMOs, MBS, corporate bonds and municipal bonds. The fair value of these investments was estimated based on quoted market prices or bid quotations received from securities dealers.

       FHLB stock: The FHLB stock is not publicly traded and the carrying amount was used to estimate the fair value.

       Loans: Fair values are estimated for the Company's portfolio of loans by grouping loans with similar financial characteristics. The loans have been segregated by type, such as fixed and variable rate first mortgage loans and other loans. The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities.

       Deposit liabilities: The fair value of deposits with no stated maturity (i.e., interest and noninterest-bearing checking accounts and savings accounts) is equal to the amount payable as of year end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company for deposits of similar remaining maturities.


       FHLB advances and other borrowings: The fair value of FHLB advances and other borrowings are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by creditors for advances of similar remaining maturities.


       Commitments: The Company makes commitments in the normal course of business to originate loans. All such commitments are for relatively short periods of time, so the market value of the loans on the commitment date and origination or delivery date are seldom materially different.


       The estimated fair values of the Company's financial instruments are as follows:

                                                           September 30, 2000
                                                        ------------------------
                                                         Carrying    Estimated
                                                          amount     Fair value
                                                        ---------   ------------
                                                            (In thousands)
       Financial assets:
          Cash and cash equivalents                     $   6,734      $  6,734
          Investments available for sale                   96,661         96,661
          Investment securities held to maturity            9,687         9,391
          Federal Home Loan Bank stock                      7,925         7,925
          Loans (carrying amount net of
             allowance for loan losses of $3,321)         440,386       433,631
                                                        =========      ========
       Financial liabilities:
          Deposits:
             Without stated maturities                   $101,244      $101,244
             With stated maturities                       253,310       251,196
          Federal Home Loan Bank advances                 158,000       157,537
          Other borrowings                                  2,937         2,937
                                                        =========      ========
       Commitments:
          Loan commitments                                      -      $    886
                                                        =========      ========

                                                        September 30, 1999
                                                     ------------------------
                                                      Carrying      Estimated
                                                       Amount      Fair value
                                                     ----------    ----------
                                                           (In thousands)
     Financial assets:
        Cash and cash equivalents                     $  2,598       $  2,598
        Investments available for sale                  68,152         68,152
        Investment securities held to maturity          12,724         12,479
        Federal Home Loan Bank stock                     4,475          4,475
        Loans (carrying amount net of
           allowance for loan losses of $2,941)        397,910        399,914
                                                      ========       ========
     Financial liabilities:
        Deposits:
           Without stated maturities                  $ 97,406       $ 97,406
           With stated maturities                      241,818        241,475
          Federal Home Loan Bank advances               87,600         86,873
          Other borrowings                               4,872          4,872
                                                      ========       ========
     Commitments:
        Loan commitments                                     -       $  2,300
                                                      ========       ========

(17)   Commitments and Contingencies

       In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

(18)   Parent Company Only Financial Statements

       Condensed financial statements of FloridaFirst Bancorp are as follows (in thousands):

       Condensed Statements of Financial Condition

                                                                               September 30,
                                                                       ---------------------------
       Assets                                                               2000              1999
                                                                            ----              ----
       Cash and cash equivalents                                       $      50          $     50
       Loan receivable from subsidiary                                     4,948            10,756
       Investments available for sale                                      2,263
       Investment in subsidiary                                           51,918            48,535
       ESOP loan receivable                                                1,838             2,163
       Other assets                                                           64
                                                                       ---------          --------
         Total assets                                                  $  61,081          $ 61,504
                                                                       =========          ========

       Liabilities and Stockholders' Equity
       Dividends payable                                                                  $    107
       Accrued income taxes                                                                     60
                                                                                          --------
         Total liabilities                                                                     167
                                                                                          --------
       Stockholders' equity                                               61,081            61,337
                                                                       ---------          --------
         Total liabilities and stockholders' equity                    $  61,081          $ 61,504
                                                                       =========          ========

                                                                        Year ended September 30,
                                                                        -------------------------
       Condensed Statements of Earnings                                     2000             1999
       --------------------------------                                     ----             ----
       Interest income:
       Interest on Securities                                           $    135
       Loan to ESOP                                                          152         $     57
       Loan to subsidiary                                                    348              169
                                                                       ---------         --------
         Total income                                                        635              226
                                                                       ---------         --------
       Operating expenses                                                    102               57
                                                                       ---------         --------
       Income before income taxes and equity
         in undistributed earnings of subsidiary                             533              169
       Income taxes                                                          191               60
                                                                       ---------         --------
       Income before equity in undistributed earnings of subsidiary          342              109
       Equity in undistributed earnings of subsidiary                      3,500            3,148
                                                                       ---------         --------
       Net income                                                      $   3,842         $  3,257
                                                                       =========         ========

                                                                                Year ended September 30,
      Condensed Statements of Cash Flows                                           2000           1999
      ----------------------------------                                         -------         ------
      Cash flows from operating activities:
      Net income                                                                 $ 3,842        $  3,257
         Adjustments  to reconcile  net income to net cash provided by operating activities:
                 Equity in undistributed earnings of subsidiary                   (3,500)         (3,148)
                 Increase (decrease) in other - net                                 (126)             60
                                                                                 -------        --------
                    Net cash provided by operating activities                        216             169
                                                                                 -------        --------
      Cash flows from investing activities:
         Capital contribution to subsidiary                                            -         (12,900)
         Purchase of investment securities                                        (2,263)
         Repayment (issuance) of ESOP loan receivable                                325          (2,163)
         Repayment (issuance) of loan receivable from subsidiary                   5,808         (10,756)
                                                                                 -------        --------
                    Net cash provided by (used in) investing activities            3,870         (25,819)
                                                                                 -------        --------
      Cash flows from financing activities:
           Payments to acquire treasury stock                                     (3,606)              -
           Dividends paid                                                          ( 480)              -
           Net proceeds from stock offering                                            -          25,700
                                                                                 -------        --------
                     Net cash provided by (used in) financing activities          (4,086)         25,700
                                                                                 -------        --------
      Increase in cash                                                                 -              50
      Cash at beginning of year                                                       50               -
                                                                                 -------        --------
      Cash at end of year                                                        $    50        $     50
                                                                                 =======        ========
      Supplemental disclosure of non-cash information:
      Transfer of investment in subsidiary upon creation of holding company                     $ 36,107
                                                                                                ========
      Declaration of dividends payable                                                          $    107
                                                                                                ========

The Company's ability to pay dividends to stockholders is dependent upon the dividends the Company receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of the declaration or payment of dividends would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory capital requirements imposed by the OTS.

(19)   Quarterly Financial Data (Unaudited)

       Unaudited quarterly financial data (in thousands except share data) is as follows:

                                 Year ended September 30, 2000            Year ended September 30, 1999
                              -------------------------------------   --------------------------------------
                               First    Second     Third    Fourth     First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                              -------   -------   -------   -------   -------   -------   -------   -------

Interest income ...........   $ 9,151   $ 9,741   $10,271   $10,677   $ 7,834   $ 7,955   $ 8,213   $ 8,646
Interest expense ..........     5,034     5,574     6,212     6,755     4,283     4,216     4,099     4,530
                              -------   -------   -------   -------   -------   -------   -------   -------
Net interest income .......     4,117     4,167     4,059     3,922     3,551     3,739     4,114     4,116
Provision for loan losses .       120       150       180       180       150       150       120       120
                              -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
  provision for loan losses     3,997     4,017     3,879     3,742     3,401     3,589     3,994     3,996
                              -------   -------   -------   -------   -------   -------   -------   -------
Non-interest income .......       446       504       523       641       321       464       351       337
Non-interest expense ......     3,039     3,052     2,904     2,818     2,700     2,871     2,939     2,938
                              -------   -------   -------   -------   -------   -------   -------   -------
Income before taxes .......     1,404     1,469     1,498     1,565     1,022     1,182     1,406     1,395
Provision for income taxes        494       517       530       553       379       434       466       469
                              -------   -------   -------   -------   -------   -------   -------   -------
Net income ................   $   910   $   952   $   968   $ 1,012   $   643   $   748   $   940   $   926
                              =======   =======   =======   =======   =======   =======   =======   =======
Basic earnings per share ..   $   .17   $   .18   $   .19   $   .19                       $   .17   $   .17
                              =======   =======   =======   =======                       =======   =======
Diluted earnings per share    $   .16   $   .18   $   .19   $   .19                       $   .17   $   .17
                              =======   =======   =======   =======                       =======   =======

INDEPENDENT AUDITORS' REPORT

The Board of Directors
FloridaFirst Bancorp:


We have audited the accompanying consolidated statements of financial condition of FloridaFirst Bancorp and subsidiary (the Company), as of September 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FloridaFirst Bancorp and subsidiary at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/KPMG LLP

Tampa, Florida
November 3, 2000, except for
    Note 15 which is as of December 21,2000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Section 16(a) Beneficial ownership Reporting Compliance

The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934. The executive officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing changes in beneficial ownership of the Common Stock. Based solely on the Company's review of Forms 3, 4 and 5 filed by officers, directors and 10% beneficial owners of Common Stock, no executive officer, director or 10% beneficial owner of Common Stock failed to file such ownership reports on a timely basis during the fiscal year ended September 30, 2000.

Directors and Executive Officers

Board of Directors

Nis H. Nissen, III, 59, became Chairman of the Board in January 2000, after serving as a Director of FloridaFirst Bank since 1996. Mr. Nissen is President and Chief Executive Officer of Nissen Advertising, Inc., an advertising and public relations firm located in Lakeland, Florida that he has been affiliated with since 1971. He also is a member of the Rotary Club, a Director of the Central Florida Speech & Hearing Center, a Director of Crimestoppers of Polk County, Vice Chairman of the Public Information Committee, Community Foundation of Lakeland, a member of the Fine Arts Council of the Florida Southern Foundation of Lakeland, and a member of the Board of Governors of Florida Southern College.

Gregory C. Wilkes, 52, has been FloridaFirst Bank's President, Director and Chief Executive Officer since 1995. From 1990 to 1995, Mr. Wilkes was employed by Home Federal Savings Bank in Rome, Georgia, where he served as President, Director and Chief Executive Officer. He currently serves as the Chairman of Lakeland Chamber of Commerce and also serves as a board member for the Lakeland Chamber of Commerce, Lakeland Rotary Club, Polk Theatre, the YMCA, the Salvation Army, the Florida Southern College President's Council, and the Lakeland Regional Hospital Foundation. In addition, Mr. Wilkes is the elected director from the State of Florida for the Federal Home Loan Bank of Atlanta, a member of the board of the Florida Bankers Association and a board and faculty member of the Florida School of Banking.

Llewellyn N. Belcourt, 69, has been a Director of FloridaFirst Bank since 1989. Mr. Belcourt is a shareholder, Director and Vice President of Carter, Belcourt & Atkinson, P.A., an accounting firm located in Lakeland, Florida. He is Treasurer and a Board member of the Community Foundation of Greater Lakeland and Finance Committee Chairman and a Board member of the Lakeland Regional Medical Center Foundation.

J. Larry Durrence, 61, was elected a Director of the Bank on January 28, 2000. Dr. Durrence is President of Polk Community College with campuses in Polk County, Florida. He is active with the United Way, Polk Museum of Art, Volunteers in Service to the Elderly, Polk Economic Education Council, Polk Leadership & Learning Academy, Polk County Workforce Development Board, Polk County Career/Technical Education Task Force, AACC Commission on Economic Workforce Development, and Heart Fund Walk.

Stephen A. Moore, Jr., 58, has been a Director of FloridaFirst Bank since February 1998. Mr. Moore is President, Director and majority stockholder of Moore Business Service, Inc., an accounting firm located in Lakeland, Florida. He has been with Moore Business Service, Inc. since 1974. Mr. Moore is also a member of the Lakeland Rotary Club, a Director and officer of the Central Florida Speech & Hearing Center, and a Board member of the Polk Community College Foundation.

G. F. Zimmermann, III, 56, has been a Director of FloridaFirst Bank since 1993. Mr. Zimmermann is President and majority stockholder of Zimmermann Associates, Inc., a building design firm located in Lakeland, Florida, which he has been with since 1974. He has been active with the Salvation Army, the Kiwanis Club of Lakeland, the Lakeland Kiwanis Foundation and the Chamber of Commerce. He also has served as a member of the Habitat for Humanity Board of Directors, the City of Lakeland Civil Service Board, the Pension Board, the Arbitration Board and the Lakeland Regional Medical Center Community Board.

Executive Officers Who Are Not Directors

Don A. Burdett, 54, joined FloridaFirst Bank as Senior Vice President of Retail Banking in November 1998. Prior to joining FloridaFirst Bank, Mr. Burdett served as a market executive and held various sales management positions at Barnett Bank from 1979 to 1998. Mr. Burdett has completed various graduate banking programs during his career. Mr. Burdett has held leadership positions in the Clearwater Chamber of Commerce, Suncoast Junior Achievement, Eastlake Optimist and has participated in both the Leadership Manatee and Leadership Lakeland Programs.

Kerry P. Charlet, 47, has been Chief Financial and Operations Officer of FloridaFirst Bank since March 1998. Prior to joining FloridaFirst Bank, Mr. Charlet served in various positions from 1986 to 1994 at Florida Bank, FSB, including Executive Vice President and Chief Financial Officer. He was also employed by AmSouth Bank of Florida from 1995 to 1998, where he served as Senior Vice President and Chief Financial Officer. Mr. Charlet has also served as an officer and committee chairman for the Gator Bowl Association, Chairman of Payment Systems Network, and president and board member of various youth basketball organizations.

William H. Cloyd, 43, has been Chief Lending Officer of FloridaFirst Bank since January 1998. Previously, Mr. Cloyd was Senior Vice President of Sun Trust Bank Mid-Florida, N.A. He has also been active with the United Way, the Lakeland North Rotary Club, the Lakeland Chamber of Commerce, and has served as Chairman of the Lakeland Downtown Development Authority.

Marion L. Moore, 60, serves as Senior Vice President of Deposit Administration for FloridaFirst Bank and Mr. Moore has been employed at FloridaFirst Bank since 1984. He has also been active with the Rotary Club, the Boy Scouts of America, the Lakeland Chamber of Commerce and the Winter Haven Chamber of Commerce.

Item 11.  Executive Compensation
--------------------------------

Director Compensation

During 2000 each director was paid a fee of $1,000 for each board meeting attended and each director emeritus was paid $667 per board meeting. The chairman of the board receives an additional $1,500 fee for each board meeting. Each non-management director was paid $200 for each committee meeting attended. The total fees paid to the directors for the year ended September 30, 2000 were approximately $156,300.

In addition, the Bank has adopted a Directors Consultant and Retirement Plan for all directors following retirement and completion of at least 10 years of service. If a director agrees to become a consulting director to our board after retirement, he or she will receive a monthly payment equal to the Board fee in effect at the date of retirement, currently $1,000 per month, for a period of 120 months. Benefits under such plan will begin after a director's retirement. If there is a change in control, all directors will be presumed to have not less than 10 years of service and each director will receive a lump sum payment equal to the present value of future benefits payable. During fiscal 2000, $18,000 was paid to former directors under the plan.

On October 19, 1999 under the stock option plan and the restricted stock plan, each director was awarded stock options and restricted stock plan shares. Under the stock option plan, each director was granted options to purchase shares of common stock at $8.50 per share. Under the restricted stock plan, each director was awarded shares of common stock. Option shares and restricted stock plan shares are exercisable at the rate of 20% per year commencing on October 19, 2000. Under the option plan and restricted stock plan, Mr. Wilkes received 63,785 options and 27,038 restricted stock plan shares. All non-employee directors, except Mr. Durrence, each received 10,800 options and 4,635 restricted stock plan shares. In accordance with the restricted stock plan, dividends are paid on shares awarded or held in the restricted stock plan.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned, for services rendered by the named executive officers of the Company for each of the three years ended September 30, 2000 No other executive officer of the Company had a combined salary and bonus that exceeded $100,000.

                                                                                  Long-Term Compensation
                                             Annual Compensation                           Awards
                                    --------------------------------------    ------------------------------

                                                                                 Restricted      Securities
Name and                   Fiscal                             Other Annual         Stock         Underlying       All Other
Principal Position          Year    Salary($)    Bonus($)     Compensation     Award(s)($)(1)   Options #(2)   Compensation($)
------------------          ----    ---------    --------     ------------     --------------   ------------   ---------------
Gregory C. Wilkes,          2000      $201,440           -      $ 13,000          $229,823         63,785        $ 78,300 (3)
President                   1999       185,400     $ 3,875        13,000                 -              -         133,000
Chief ExecutiveOfficer      1998       164,500       2,400        13,000                 -              -               -

Kerry P. Charlet,
Senior Vice President       2000       127,370      10,000             -           153,000         32,500          48,500 (4)
Chief Financial Officer     1999       113,125      22,838             -                 -              -          44,800
                            1998        61,875           -             -                 -              -               -

William H. Cloyd,
Senior Vice President       2000       113,500       5,000             -           127,500         25,000          46,000 (5)
Chief Lending Officer       1999       102,500      11,659             -                 -              -          42,800
                            1998        68,700           -             -                 -              -               -

-------------
(1) For Messrs. Wilkes, Charlet and Cloyd represents awards of 27,038, 18,000 and 15,000 shares of common stock, respectively, under the RSP as of October 19, 1999 on which date the market price of such stock was $8.50 per share. Such stock awards become non-forfeitable at the rate of 20% shares per year commencing on October 19, 2000. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. As of September 30, 2000, for each of the named executive officers, all shares remain unvested. Based upon a market price of $12.06 per share as of September 30, 2000, such unvested shares for Messrs. Wilkes, Charlet and Cloyd had a market value of $326,100, $217,100 and $180,900, respectively.

(2) Such awards under the 1999 Stock Option Plan are first exercisable at the rate of 20% per year commencing on October 9, 2000. The exercise price equals the market value of the common stock on the date of grant of $8.50. See "-- Stock Awards".

(3) Includes $59,000 related to an accrual under the supplemental executive retirement plan; approximately 1,400 shares of Common stock scheduled to be allocated under the employee stock ownership plan at a cost basis of $10.00 per share (such shares had an aggregate market value at September 30, 2000 of $16,900; and $5,300 in Company matching funds in the 401(k) retirement plan.

(4) Includes $33,000 related to an accrual under the supplemental executive retirement plan; approximately 1,100 shares of Common stock scheduled to be allocated under the employee stock ownership plan at a cost basis of $10.00 per share (such shares had an aggregate market value at September 30, 2000 of $13,266; and $4,500 in Company matching funds in the 401(k) retirement plan.

(5) Includes $33,000 related to an accrual under the supplemental executive retirement plan; approximately 975 shares of Common stock scheduled to be allocated under the employee stock ownership plan at a cost basis of $10.00 per share (such shares had an aggregate market value at September 30, 2000 of $11,759; and $3,300 in Company matching funds in the 401(k) retirement plan.

Employment Agreements. The Bank has entered into separate employment agreements with Messrs. Wilkes, Charlet and Cloyd. Messrs. Wilkes', Charlet's and Cloyd's current base salaries under their employment agreements are $200,000, $132,000 and $120,000, respectively. Messrs. Wilkes' and Charlet's employment agreements have a term of three years, while Mr. Cloyd's agreement has a term of two years. The agreements may be terminated by the Bank for "just cause" as defined in the agreement. If the Bank terminates any of these three individuals without just cause, they will be entitled to a continuation of their salary from the date of termination through the remaining term of the agreement, but in no event for a period of less than one year. The employment agreements contain a provision stating that after Messrs. Wilkes', Charlet's or Cloyd's employment is terminated in connection with any change in control, the individual will be paid a lump sum amount equal to 2.99 times his five-year average annual taxable cash compensation. In the event of a change in control as of September 30, 2000, Messrs. Wilkes, Charlet and Cloyd would have received approximately $509,300, $408,600 and $347,800, respectively.

Supplemental Executive Retirement Plan. The Bank has implemented a supplemental executive retirement plan for the benefit of Messrs. Wilkes, Charlet and Cloyd. The supplemental executive retirement plan will provide benefits at age 65 that would be comparable to approximately 83% of the benefits that would have accrued under the terminated pension plan after retirement at age 65. If a participant terminates employment prior to age 65, then the target retirement benefits will be reduced. The accumulated deferred compensation account for each participant will be payable to such participant at anytime following termination of employment after attainment of age 55, the death or disability of the participant, or termination of employment following a change in control of the Bank whereby the Bank or its parent company is not the resulting entity. For the fiscal year ended September 30, 2000, Messrs. Wilkes, Charlet and Cloyd had accrued supplemental executive retirement plan benefits of approximately $59,000, $33,000, and $33,000, respectively, and such benefits for the individuals were not vested.

Stock Awards. The following table sets forth information with respect to previously awarded stock options to purchase the Common Stock granted in 1999 to the named executive officers and held by them as of September 30, 2000. The Company has not granted to the named executive officers any stock appreciation rights ("SARs").

                                                 OPTION GRANTS TABLE

                                          Option Grants in Last Fiscal Year
                                          ---------------------------------

                                                                                          Potential Realizable
                                                                                        Value at Assumed Annual
                                                                                          Rates of Stock Price
                                                                                            Appreciation for
 Individual Grants                                                                           Option Term(1)
 -----------------                                                                           --------------
                                           % of Total
                       # of Securities       Options
                          Underlying       Granted to      Exercise
                           Options        Employees in       Price         Expiration
  Name                    Granted(#)       Fiscal Year      ($/Sh)            Date               5%           10%
----------------------    ----------       -----------      ------     -------------------- ----------     ----------
Gregory C. Wilkes           63,785            32.7%          $8.50     October 19, 2009       $710,850     $1,453,056
Kerry P. Charlet            32,500            16.7            8.50     October 19, 2009        362,195        740,367
William H. Cloyd            25,000            12.8            8.50     October 19, 2009        278,612        569,513

-------------------
(1) The amounts represent certain assumed rates of appreciation only over a ten-year period. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amount reflected in the table will be achieved. The values in the table are based upon the exercise price of $8.50 and the closing price of $12.06 at September 30, 2000.


                                      OPTION EXERCISES AND YEAR END VALUE TABLE

                         Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
                         ------------------------------------------------------------------------

                                                                        Number of Securities
                                                                       Underlying Unexercised       Value of Unexercised
                                                                              Options               In-The-Money Options
                                                                             at FY-End (#)             at FY-End ($)(1)
                                                                             -------------             ----------------
                                   Shares Acquired      Value
Name                               on Exercise (#)   Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----                               ---------------   ------------    -------------------------   -------------------------
Gregory C. Wilkes                         --               --              --  / 63,785                 --  / $227,075
Kerry P. Charlet                          --               --              --  / 32,500                 --  /  115,700
William H. Cloyd                          --               --              --  / 25,000                 --  /   89,000

------------------
(1) Information is based on the exercise price of $8.50 and the closing price on September 30, 2000 of $12.06.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth as of December 22, 2000, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding Common Stock.

                                                         Shares of
                                                        Common Stock                      Percent
                    Name                           Beneficially Owned (1)                of Class(%)
-----------------------------------                ----------------------                -----------

Nis H. Nissen, III                                        40,989                              - (4)

Gregory C. Wilkes                                         63,087                           1.13 %

Llewellyn N. Belcourt (2) (3)                              9,347                              - (4)

J. Larry Durrence (3)                                        206                              - (4)

Stephen A. Moore, Jr.                                     51,956                              - (4)

G. F. Zimmermann, III (2) (3)                             15,571                              - (4)

Kerry P. Charlet (2)                                      38,462                              - (4)

William H. Cloyd                                          13,591                              - (4)

All directors and officers of the Company as a
group (10 persons)                                       250,628                           4.51 %


(1) The share amounts include shares of Common Stock that the following persons may acquire through the exercise of stock options at December 22, 2000: Nis
     H. Nissen, III - 2,229, Gregory C. Wilkes - 13,166, Llewellyn N. Belcourt - 2,229, Stephen A. Moore, Jr. 2,229, and G.F. Zimmermann, III - 2,229, Kerry
     P. Charlet - 6,709 and William H. Cloyd - 5,161. Mr. Durrence shares include no shares that be acquired through the exercise of stock options. See "Director and Executive Officer Compensation - Director Compensation."

(2) Excludes 188,956 unallocated shares under the employee stock ownership plan ("ESOP") for which such individuals exercise shared voting and investment power with respect to such shares as a member of the ESOP Trust and/or ESOP Planning Committee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.

(3) Excludes 38,964 restricted stock plan shares which were previously awarded but subject to forfeiture for which such individuals exercise shared voting and investment power with respect to such shares as a member of the restricted stock plan committee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.

(4)  Less than 1% of the common stock outstanding.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

No directors, executive officers or immediate family members of such individuals were engaged in transactions with us or any subsidiary involving more than $60,000, other than through a loan, during the years ended September 30, 2000 and 1999. Furthermore, the Bank had no "interlocking" relationships in which:

o any executive officer is a member of the board of directors of another entity, one of whose executive officers are a member of The Bank's board of directors; or where

o any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of The Bank's board of directors.

The Bank has followed the policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business and also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

 (a) (1)  Financial Statements:

          See Item 8.

(a) (2)   Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a) (3) Exhibits:

          Exhibit
          Number                    Document
          ------                    --------
           3(i)     Articles of Incorporation of FloridaFirst Bancorp, Inc.*
           3(ii)    Bylaws of FloridaFirst Bancorp, Inc.*
             4      Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
           10.1     Employment Agreement with Gregory C. Wilkes*
           10.2     Form of Employment Agreement with Four Officers of the Bank*
           10.3     1999 Stock Option Plan **
           10.4     Restricted Stock Plan **
            21      Subsidiaries of Registrant (See Item 1 - Description of the Business)
            27      Financial Data Schedule (electronic filing only)

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by FloridaFirst Bancorp on December 29, 1999 (File No. 0-25693).


(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed by FloridaFirst Bancorp during the period covered by this report.

         Date of Report             Subject
         --------------             -------

         July 25, 2000              A  plan  of  conversion  was entered into by
                                    FloridaFirst Bancorp to convert to a Full stock company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLORIDAFIRST BANCORP, INC.


 Date: December 29, 2000               By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of December 29, 2000.


/s/Gregory C. Wilkes                          /s/Kerry P. Charlet
-------------------------------------         --------------------------------------------
Gregory C. Wilkes                             Kerry P. Charlet
President and Chief Executive Officer         Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and Accounting Officer)


/s/Nis H. Nissen, III                         /s/Stephen A. Moore, Jr.
-------------------------------------         --------------------------------------------
Nis H. Nissen, III                            Stephen A. Moore, Jr.
Chairman of the Board                         Director



/s/Llewellyn N. Belcourt                      /s/G. F. Zimmermann, III
-------------------------------------         --------------------------------------------
Llewellyn N. Belcourt                         G. F. Zimmermann, III
Director                                      Director



/s/J. Larry Durrence
-------------------------------------
J. Larry Durrence
Director