Form 10-Q
period 2000-12-31
FLORIDAFIRST BANCORP INC
filed 2001-02-14
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-32139
                                                -------

                           FLORIDAFIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      59-3662010
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

              205 East Orange Street, Lakeland, Florida 33801-4611
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (863) 688-6811
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 9, 2001.

             Class                                            Outstanding
------------------------------------                       ------------------
$.10 par value common stock                                 5,520,000 shares

                           FLORIDAFIRST BANCORP, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 1.  Financial Statements and Notes Thereto.........................    1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    6
Item 3.  Quantitative and Qualitative Disclosure About Market Risk......   11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   12
Item 2.  Changes in Securities..........................................   12
Item 3.  Defaults upon Senior Securities................................   12
Item 4.  Submission of Matters to a Vote of Security Holders............   12
Item 5.  Other Information..............................................   12
Item 6.  Exhibits and Reports on Form 8-K...............................   13

SIGNATURES..............................................................   14

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                 December 31, September 30,
ASSETS                                                              2000         2000
                                                                  --------      --------
                                                                     (In thousands)
Cash and cash equivalents                                        $   7,639    $   6,734
Investment securities available for sale, at fair value             89,257       96,661
Investment securities held to maturity,
    market value $8,565 and $9,391                                   8,687        9,687
Loans receivable,
    net of allowance for loan losses of $3,415 and $3,321          450,751      440,386
Premises and equipment, net                                          8,907        8,935
Federal Home Loan Bank stock, at cost                                5,800        7,925
Other assets                                                        10,605       11,852
                                                                 ---------    ---------
                    Total assets                                 $ 581,646    $ 582,180
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                         $ 362,508    $ 354,554
Federal Home Loan Bank advances                                     96,000      158,000
Other borrowings                                                         -        2,937
Stock subscription refunds                                          25,209            -
Other liabilities                                                    3,757        5,608
                                                                 ---------    ---------
                    Total liabilities                              487,474      521,099
                                                                 ---------    ---------

Commitments and contingencies                                            -            -

Stockholders' equity:
Common stock, $ .10 par value, 80,000,000 shares authorized,
    5,520,000 and 5,752,875 issued
                                                                       552          575
Additional paid-in capital                                          52,211       25,085
Retained earnings                                                   43,385       42,506
Treasury stock, at cost, -0- and 314,000 shares                          -       (3,606)
Unallocated shares held by the employee stock ownership plan        (1,513)      (1,838)
Unallocated restricted stock plan shares                              (313)        (410)
Accumulated other comprehensive loss                                  (150)      (1,231)
                                                                 ---------    ---------
                    Total stockholders' equity                      94,172       61,081
                                                                 ---------    ---------
                    Total liabilities and stockholders' equity   $ 581,646    $ 582,180
                                                                 =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                                  For the three months ended
                                                                          December 31,
                                                                         2000      1999
                                                                        -------   -------
                                                              (In thousands, except per share amount)
Interest income:
Loans                                                                   $ 8,869   $ 7,581
Investments and other                                                     2,078     1,560
                                                                        -------   -------
      Total interest income                                              10,947     9,141
                                                                        -------   -------
Interest expense:
Deposits                                                                  4,601     3,607
Federal Home Loan Bank advances and other borrowings                      2,160     1,417
                                                                        -------   -------
      Total interest expense                                              6,761     5,024
                                                                        -------   -------
Net interest income                                                       4,186     4,117
Provision for loan losses                                                   180       120
                                                                        -------   -------
Net interest income after provision for loan losses                       4,006     3,997
                                                                        -------   -------
Other income:
Fees and service charges                                                    363       337
Net gain on sale of assets                                                   44        22
Other, net                                                                  166        87
                                                                        -------   -------
      Total other income                                                    573       446
                                                                        -------   -------
Other expenses:
Compensation and employee benefits                                        1,743     1,555
Occupancy and equipment                                                     490       437
Marketing                                                                    92       187
Data processing                                                             121       129
Federal insurance premiums                                                   18        50
Other                                                                       660       681
                                                                        -------   -------
      Total other expenses                                                3,124     3,039
                                                                        -------   -------
Income before income taxes                                                1,455     1,404
Income taxes                                                                483       493
                                                                        -------   -------
NET INCOME                                                              $   972   $   911
                                                                        =======   =======

Basic earnings per share                                                $  0.18   $  0.16
                                                                        =======   =======
Diluted earnings per share                                              $  0.18   $  0.16
                                                                        =======   =======
Weighted average common and common equivalent shares outstanding: (1)
    Basic                                                                 5,366     5,623
                                                                        =======   =======
    Diluted                                                               5,478     5,748
                                                                        =======   =======

(1) Shares outstanding for both periods have been adjusted as of the beginning of the periods to give effect to the 1.0321 exchange ratio of previously issued shares in conjunction with the conversion.

See accompanying notes to unaudited condensed consolidated financial statements.

                                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                              For The Three Months
                                                                                Ended December 31,
                                                                                2000       1999
                                                                                ----       ----
                                                                                (In thousands)
Operating activities:
Net income                                                                   $    972    $    911

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                     180         120
    Depreciation                                                                  226         175
    Decrease in other assets                                                      645         458
    Decrease in other liabilities                                              (1,430)     (1,402)
                                                                             --------    --------
         Net cash provided by operating activities                                593         262
                                                                             --------    --------
Investing activities:
Proceeds from sales, maturities and repayments of investment securities        13,290       7,234
Increase in loans, net                                                        (10,578)    (11,152)
Purchase of investments available for sale                                     (3,170)    (17,529)
Redemption (purchase) of FHLB stock                                             2,125      (1,568)
Purchases of premises and equipment                                              (202)       (382)
Proceeds on sale of premises and equipment                                          4          25
                                                                             --------    --------
         Net cash provided by (used in) investing activities                    1,469     (23,372)
                                                                             --------    --------
Financing activities:
Net increase (decrease) in deposits                                             7,954      (2,161)
Net (decrease) increase in FHLB advances                                      (62,000)     33,250
Net decrease in other borrowings                                               (2,937)     (2,005)
Payments to acquire treasury stock                                                  -      (2,859)
Dividends paid                                                                    (92)        (98)
Stock subscription refunds                                                     25,209           -
Net proceeds from issuance of common stock                                     30,709           -
                                                                             --------    --------
         Net cash (used in) provided by financing activities                   (1,157)     26,127
                                                                             --------    --------
Net increase in cash and cash equivalents                                         905       3,017
Cash and cash equivalents at beginning of period                                6,734       2,598
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $  7,639    $  5,615
                                                                             ========    ========
Supplemental disclosure of cash flow information -
Cash paid during the period for:

    Interest                                                                 $  7,380    $  6,367
                                                                             ========    ========
    Taxes                                                                    $    229    $      -
                                                                             ========    ========

Supplemental disclosure of non-cash information -
Additions to investment in real estate acquired through foreclosure          $     33    $     69
                                                                             ========    ========

Change in unrealized gain (loss) on investments available for sale, net of
    deferred tax expense (benefit) of $635 and ($311)                        $  1,081    $   (526)
                                                                             ========    ========
Net distribution of restricted stock plan shares                             $     97    $      -
                                                                             ========    ========
Allocation of shares held by the employee stock ownership plan               $    325    $    325
                                                                             ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

FloridaFirst Bancorp, Inc. (the " Company) was formed as a corporation chartered under the laws of the State of Florida in July 2000 at the direction of the FloridaFirst Bank (the "Bank") to acquire all of the outstanding stock of the Bank issued in connection with the Bank's plan of conversion and reorganization from the mutual holding company form of organization to a full stock corporation (the "Conversion"). The Conversion was completed on December 21, 2000. Accordingly, all references prior to December 21, 2000 refer to FloridaFirst Bancorp, the former middle tier holding company, which had stock outstanding while in the mutual holding company form of organization prior to the Conversion. The stock of FloridaFirst Bancorp was exchanged for stock of the Company along with new shares issued in the Conversion. See Note 2 below for a description of the Conversion.



Note 2 - CONVERSION FROM MUTUAL HOLDING COMPANY TO FULL STOCK COMPANY

The Bank, FloridaFirst Bancorp, and the former mutual holding company adopted plans of merger and conversion ("Conversion") to convert from a federally chartered mutual holding company to a state chartered capital stock holding company known as FloridaFirst Bancorp, Inc. The Conversion was accounted for similar to a pooling of interests with no resulting change in the historical basis of the Company's assets, liabilities and equity. The shares formerly held by the mutual holding company were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,373,048 shares of the Company (the exchange ratio was 1.0321). Cash in lieu of shares was issued for all fractional shares. As a result of the Conversion, approximately $30.7 million was added to stockholders' equity in December 2000.

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



Note 3 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                                      Three Months Ended   Three Months Ended
                                      December 31, 2000     December 31, 1999
                                      -----------------     -----------------

Net income                                  $  972                $ 911
Other comprehensive income (loss)            1,081                 (526)
                                           -------                -----
Comprehensive income                       $ 2,053                $ 385
                                           =======                =====

Other comprehensive losses consisted entirely of unrealized gains (losses), net of taxes, on available for sale securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to management, pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Overview

On December 21, 2000, FloridaFirst Bancorp, Inc. completed its second step conversion from a mutual holding company structure to a full stock company. As part of the mutual holding company reorganization, the shares formerly held by the mutual holding company were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp, the former middle tier holding company, were exchanged for 2,373,048 shares of the Company.

Unless the context otherwise indicates, all references to the Company include its wholly owned subsidiary, the Bank. Prior to December 21, 2000, all references refer to the Bank and FloridaFirst Bancorp.

Comparison of Financial Condition at December 31, 2000 and September 30, 2000

Assets. Total assets decreased $534,000 to $581.7 million at December 31, 2000 from $582.2 million at September 30, 2000. The decrease in total assets resulted primarily from a $7.4 million net decrease in the investment securities available for sale portfolio, together with a $2.1 million decrease in Federal Home Loan Bank ("FHLB") stock. The decrease in investments was almost entirely offset by a $10.4 million, or a 9.4% annualized increase in the residential mortgage and commercial loan portfolios attributable to steady loan demand in our market areas and funding of construction loans. The required investment in FHLB stock was lowered because we repaid $62 million of FHLB borrowings with funds received in the stock offering.

Management plans to focus on consumer and commercial loan growth to effectively utilize the new capital raised in fiscal 2001. The Company plans to redirect its residential mortgage loan origination strategy to originate and sell, on a servicing-released basis, fixed rate loans with original terms in excess of 15 years. This strategy should cause our residential mortgage loan balances to decline, while increasing our fee income from selling the loans and related servicing rights. The capital leveraging strategy will consider:

>> purchase of investment securities to complement the loan origination efforts, and
>>   analysis of loan, deposit, branch or whole bank acquisition opportunities.

Liabilities. Total liabilities decreased $33.6 million, or 6.5%, to $487.5 million at December 31, 2000 from $521.1 million at September 30, 2000. The decrease in total liabilities resulted primarily from a $62.0 million net decrease in FHLB advances utilizing funds provided by the public stock offering, a $2.9 million decrease in other borrowings and funding of mortgage customers annual real estate tax payments. The decrease in total liabilities was offset by net deposit growth of $8.0 million. The increase in deposits was primarily due to special pricing promotions on one- and two-year certificate accounts during the quarter. Management cannot predict if the certificates accounts will be retained at their maturity since the interest environment that may exist at that time is unknown. Checking and money market accounts continue to grow through expansion of our customer base.

Total funds received during the stock offering totaled $80.9 million. Based on the final valuation of the Company as approved by the OTS, checks for refunds of oversubscriptions in the offering and interest paid on funds held during the offering, totaling $50.3 million, were distributed on December 26, 2000. The $25.2 million balance of stock subscription refunds represents the refund checks outstanding at December 31, 2000, net of the excess cash held in the Company's bank account at FHLB. The Company utilized FHLB advances to fund the checks as they cleared in January 2001.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholders' Equity. The increase in the Company's stockholders' equity reflects:

>>   net income for the three months ended December 31, 2000 of $972,000
>>   decrease  in  accumulated   other   comprehensive   loss  of  $1.1  million
     (attributable to the reduction in net unrealized loss on investments available for sale)
>>   repayment of $325,000 on the ESOP loan
>>   net distribution of $97,000 from the restricted stock plan
>>   dividend distribution of $92,000, and
>>   net proceeds from the sale of common stock of $30.7 million.

The decrease in accumulated other comprehensive loss resulted from the fluctuation in market value of the Company's investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and December 31, 1999

Net Income. Net income for the three months ended December 31, 2000 increased 6.7% to $972,000, compared to $911,000 for the same period in 1999. Net income for the three months ended December 31, 2000 partially benefited from the short-term investing of the funds received in the stock offering during the quarter.

Net interest income increased $69,000, or 1.7%, for the three months ended December 31, 2000 compared to the same period in 1999. This increase resulted primarily from an increase in interest income of $1.8 million, offset by an increase in interest expense of $1.7 million. Other expenses increased to $3.1 million for the three months ended December 31, 2000 from $3.0 million for the three months ended December 31, 1999, primarily due to increases in compensation and employee benefits, and occupancy and equipment costs related to an upgrade in information technology.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the average balance sheet at page 9.

>> Loan growth remained steady over the past year, as the Company increased its emphasis on commercial loan growth in order to restructure the loan portfolio. Average commercial loans outstanding during the quarter increased by approximately 38% from the same quarter in the preceding year.
>> The yield on loans increased 45 basis points to 7.92%, for the three months ended December 31, 2000 compared to the same period in 1999. Loan rates for new mortgage loan originations increased approximately 1%, causing mortgage portfolio yields to increase approximately 34 basis points. Overall consumer portfolio yields increased 34 basis points and commercial portfolio yields increased approximately 100 basis points, primarily due to prime rate increasing 75 basis points during fiscal 2000 and the general rise in other borrowing rates.
>> Average balances in the investment securities portfolio grew 26% as the Company continued to pursue the strategy of leveraging the capital level raised in the April 1999 stock offering.
>> The higher yield in the investment portfolio resulted from the leveraging strategy (outside the loan portfolio) during fiscal 2000 as investment yields had risen significantly over the prior year. In addition, the Company lengthened the average life of its investment portfolio to provide higher yields that should achieve reasonable margins over various interest rate environments.

Interest Expense. The following discussion highlights the major factors that impacted the changes in interest expense during the quarter when compared to the prior year. Detailed changes are contained in the average balance sheet at page 9.

>> The increase in deposits is attributable mainly to an increase in rates in order to attract new deposits and retain current deposits. The inverted yield curve that existed through much of the year placed significant rate pressure on the shorter term certificate accounts, which represent a large part of the deposit base. The growth in average balances in checking accounts has helped offset the increased costs related to money market and certificate accounts.
>> Average FHLB advances outstanding increased this quarter compared to the same quarter last year due to the significant growth in earning assets that could not be funded by deposit growth.
>> The higher cost of funds related to the FHLB advances is reflective of the significant rise in short-term interest rates over the past year.

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

The provision for loan losses was $180,000 for the three months ended December 31, 2000 compared to $120,000 for the three months ended December 31, 1999. The provision for loan losses increased for the current three month period primarily as a result of the Company's net growth in commercial real estate and residential mortgage loans and a resulting increase in the risk profile inherent within the loan portfolio, higher charge-offs of loans over the same 1999 period, commercial and consumer loans, and as a result of increasing the overall size of the loan portfolio. The allowance for loan losses increased to $3.4 million at December 31, 2000 from $3.0 million at December 31, 1999. The current allowance represents .75% of loans outstanding at December 31, 2000. The Company had net charge-offs of $87,000 for the three months ended December 31, 2000 compared to net charge-offs of $37,000 for the same period in 1999. The Company intends to continue to increase its allowance for loan losses commensurate with increases in its loan portfolio, especially its commercial real estate and consumer loan portfolio.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                   Three months                     Three months
                                 December 31, 2000                December 31, 1999                    Changes in
                            ----------------------------   ------------------------------    ---------------------------------------
                            Average               Yield/    Average                Yield/                                     Yield/
                            Balance   Interest     Cost     Balance     Interest    Cost      Balances     %       Interest    Cost
                            ----------------------------   ------------------------------    ---------------------------------------
Interest-earnings
assets (IEA):
  Loans receivable          $448,172   $ 8,869     7.92%   $ 406,034   $ 7,581     7.47%     $ 42,138     10%      $1,288     0.45%
  Investments and other (2)  115,479     2,144     7.43%      91,587     1,599     6.98%       23,892     26%         545     0.45%
                            --------   -------             ---------   -------               --------              ------
      Total  (1)             563,651   $11,013     7.82%     497,621   $ 9,180     7.38%     $ 66,030     13%      $1,833     0.44%
                                       =======                         =======               ========              ======
Other assets                  24,965                          13,565
                            ========                       =========
Total assets                $588,616                       $ 511,186
                            ========                       =========

Interest-bearing
liabilities (IBL):
      Interest checking     $ 31,592   $   148     1.86%   $  29,543   $   135     1.83%     $  2,049      7%      $   13     0.03%
      Savings                 28,520       148     2.06%      32,157       134     1.67%       (3,637)   -11%          14     0.39%
      Money market accounts   25,857       331     5.12%      24,611       238     3.87%        1,246      5%          93     1.25%
      Certificate accounts   256,828     3,897     6.07%     238,507     3,100     5.20%       18,321      8%         797     0.87%
                            --------   -------             ---------   -------               --------              ------
           Total deposits    342,797     4,524     5.28%     324,818     3,607     4.44%       17,979                 917     0.84%
      Advances and other
        borrowings           138,844     2,160     6.22%     106,032     1,417     5.35%       32,812     31%         743     0.88%
                            --------   -------             ---------   -------               --------              ------
           Total             481,641     6,684     5.55%     430,850   $ 5,024     4.66%     $ 50,791     12%      $1,660     0.89%
                                                                       =======               ========              ======
Other liabilities (3)         42,138        77                19,850
                            --------   -------             ---------
      Total liabilities      523,779   $ 6,761               450,700
                                       =======
Stockholders' equity          64,837                          60,486
                            --------                       ---------
Total liabilities
  and equity               $ 588,616                       $ 511,186
                           =========                       =========
Net interest income  (1)               $ 4,252                         $ 4,156
                                       =======                         =======
Average IEA to IBL               117%                            115%
Interest rate spread                               2.27%                           2.72%
Interest margin                                    3.02%                           3.34%

(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.
(2) Interest includes interest income on $80.9 million of funds received from the public stock offering.
(3) Interest includes interest expense on $80.9 million of funds received from the public stock offering.

Other Income. Other income increased $127,000 to $573,000 for the three months ended December 31, 2000. The major changes were:

>> Net gain of $44,000 related to the sale of $4.3 million of mortgage loans, and
>> Cash surrender value of bank owned life insurance policies purchased in January 2000 increased $86,000.

Other Expense. Other expense increased by $85,000 to $3.1 million for the three months ended December 31, 2000 from $3.0 million for the three months ended December 31, 1999. The major changes were:

>> Compensation and employee benefits increased $188,000 due primarily to having certain key positions filled this year compared to last year, 5% average salary increases due to merit and cost of living adjustments and an increase in retirement plan costs due to the increased price of Company stock in the ESOP and an increased accrual for 401(k) plan contributions.
>> Occupancy and equipment costs increased $53,000 due to implementation of new technology,
>> Marketing costs decreased $95,000 due to a marketing campaign staged in the 1999 time period and the elimination of an agency retainer agreement, and
>> Federal insurance premiums declined due to the elimination of assessment of federal insurance premiums on deposits effective January 1, 2000.


Liquidity and Capital Resources

The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowing. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds.

Asset liquidity is provided through loan repayments and the management of maturity distributions for loans and securities. An important aspect of liquidity lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

Cash and cash equivalents increased $905,000 to $7.6 million for the three months ended December 31, 2000. Significant cash flows or uses (amounts shown in parentheses) were as follows (in millions):

    Cash provided by operations                                          $   .6
    FHLB advances and other borrowings                                    (65.0)
    Increase in net deposits                                                8.0
    Maturities, calls, sale and repayments on investment securities
       and sale of FHLB stock                                              15.4
    Purchases of investment securities                                     (3.2)
    Net increase in loans                                                 (10.6)
    Net proceeds from issuance of common stock                             30.7
    Stock subscriptions refund checks outstanding                          25.2
    Other - net                                                             (.2)
                                                                          ------
    Net increase in cash and cash equivalents                             $  .9
                                                                          ======

On December 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows (dollars in thousands):

                                        Amount          Percent
                                        ------          -------
Tangible capital                       $70,436           12.0%
Tangible capital requirement             8,776            1.5
Excess over requirement                 61,660           10.5

Core capital                           $70,436           12.0%
Core capital requirement                23,404            4.0
Excess over requirement                 47,032            8.0

Risk based capital                     $73,851           20.1%
Risk based capital requirement          29,375            8.0
Excess over requirement                 44,476           12.1

Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.


ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended September 30, 2000.

Quantitative Analysis. There have been no material changes from the Quantitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K for the fiscal year ended September 30, 2000. Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The results of the NPV model are not yet available for December 31, 2000, but management expects, though there is no assurance, a significant improvement in the NPV as a Percentage of Present Value of Assets as a result of the Company contributing $16.0 million in capital to the Bank in December 2000. The capital contribution was approximately 52.6% of the net proceeds received by the Company in the stock offering (see Note 2 to the financials statements). In addition, the sensitivity measure should reflect an improvement due to the reduction in the significant level of short-term borrowings during the quarter.

                           FLORIDAFIRST BANCORP, INC.
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at December 31, 2000 that would have a material effect on the financial condition or earnings of the Company or the Bank, taken as a whole.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d)  USE OF PROCEEDS

                  (1)      The effective date of the Form S-1 was November 3, 2000 and the Commission file number was 333-45150.
                  (2)      The offering commenced on November 16, 2000.
                  (3)      Not applicable.
                  (4)      (i)      The offering was terminated on December 6, 2000.
                           (ii)     The name of the managing underwriter: Sandler O'Neill & Partners, L.P.
                           (iii)    Common stock, par value $.10 per share was registered;
                           (iv)     Amount registered - 6,348,000  shares;
                                    Aggregate    price   of   offering    amount
                                    registered  -  $63,480,000;  Amount  sold  -
                                    5,520,000 shares;  Aggregate  offering price
                                    of stock sold - $55,200,000;
                           (v)      Expenses of the offering which were direct or indirect payments to others;
                                    Actual expense paid to and for underwriters: $348,800;
                                    Estimated other expenses - $659,200;
                                    Estimated total expenses - $1,008,000;
                           (vi)     Estimated net offering proceeds - $30,471,520;
                           (vii)    Direct or indirect payments to others:
                                    Purchase  outstanding  stock  of  subsidiary
                                    bank -  $16,000,000;  Intercompany  loan  to
                                    subsidiary   bank  -   $13,500,000;  Working
                                    capital- $971,520.
                           (viii)   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At a special meeting on December 18, 2000, the stockholders of FloridaFirst Bancorp, the former middle tier holding company, approved the plan of conversion and reorganization to convert from a federally chartered mutual holding company form of organization to a state chartered capital stock holding company known as FloridaFirst Bancorp, Inc. The results were as follows:

     Approval of the Conversion:
     Public  stockholders vote - 1,248,106 (For)    15,399 (Against) 0 (Abstain)
     Total vote (including the
       mutual holding company  - 4,297,130 (For)    15,399 (Against) 0 (Abstain)


ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)     Exhibits:
             Exhibit Number
             --------------
             3(i) Articles of Incorporation for FloridaFirst Bancorp, Inc.* 3(ii) Bylaws of FloridaFirst Bancorp, Inc.*
             4     Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
             10.1  Employment Agreement with Gregory C. Wilkes*
             10.2  Form of Employment Agreement with Four Employees of the Bank*
             10.3  1999 Stock Option Plan **
             10.4  Restricted Stock Plan **

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by FloridaFirst Bancorp, Inc. on December 29, 1999 (File No. 0-25693).

         (b)     Reports on Form 8-K

                 None

                           FLORIDAFIRST BANCORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FLORIDAFIRST BANCORP, INC.




Date:  February 14, 2001          By:  /s/Gregory C. Wilkes
                                       -----------------------------------------
                                       Gregory C. Wilkes
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  February 14, 2001          By:  /s/Kerry P. Charlet
                                       -----------------------------------------
                                       Kerry P. Charlet
                                       Chief Financial Officer
                                       (Principal Accounting Officer)