Form 10-Q
period 2001-03-31
FLORIDAFIRST BANCORP INC
filed 2001-05-14
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended                        March 31, 2001
                               -------------------------------------------------

                                                         OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------

                         Commission file number 0-32139
                                                -------

                           FLORIDAFIRST BANCORP, INC.
 -------------------------------------------------------------------------------
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

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 11, 2001.

         Class                                      Outstanding
-----------------------------                    ------------------
$.10 par value common stock                       5,519,621 shares

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 1.  Financial Statements and Notes Thereto.............................   1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   5
Item 3.  Qualitative and Quantitative Disclosure About Market Risk..........  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  14
Item 2.  Changes in Securities..............................................  14
Item 3.  Defaults upon Senior Securities....................................  14
Item 4.  Submission of Matters to a Vote of Security Holders................  14
Item 5.  Other Information..................................................  15
Item 6.  Exhibits and Reports on Form 8-K...................................  15

SIGNATURES..................................................................  16

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                  March 31,   September 30,
ASSETS                                                                               2001         2000
                                                                                ------------  -------------
                                                                                     (In thousands)
Cash and cash equivalents ......................................................   $   6,205    $   6,734
Investment securities available for sale, at fair value ........................     102,556       96,661
Investment securities held to maturity,
    market value $8,507 and $9,391 .............................................       8,687        9,687
Loans receivable,
    net of allowance for loan losses of $3,515 and $3,321 ......................     463,343      440,386
Premises and equipment, net ....................................................       9,319        8,935
Federal Home Loan Bank stock, at cost ..........................................       7,568        7,925
Other assets ...................................................................      15,998       11,852
                                                                                   ---------    ---------
                     Total assets ..............................................   $ 613,676    $ 582,180
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits .......................................................................   $ 364,884    $ 354,554
Federal Home Loan Bank advances ................................................     149,500      158,000
Other borrowings ...............................................................           -        2,937
Other liabilities ..............................................................       5,146        5,608
                                                                                   ---------    ---------
                     Total liabilities .........................................     519,530      521,099
                                                                                   ---------    ---------
Stockholders' equity:
Common stock, $ .10 par value, 80,000,000 shares authorized,
    5,519,621 and 5,752,875 issued .............................................         552          575
Additional paid-in capital .....................................................      52,003       25,085
Retained earnings ..............................................................      44,328       42,506
Treasury stock, at cost, -0- and 314,000 shares ................................        --         (3,606)
Unallocated shares held by the employee stock ownership plan ...................      (2,393)      (1,838)
Unallocated restricted stock plan shares .......................................        (986)        (410)
Accumulated other comprehensive income (loss) ..................................         642       (1,231)
                                                                                   ---------    ---------
                     Total stockholders' equity ................................      94,146       61,081
                                                                                   ---------    ---------
                     Total liabilities and stockholders' equity ................   $ 613,676    $ 582,180
                                                                                   =========    =========


See accompanying notes to unaudited condensed consolidated financial statements

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                 For the three months ended     For the six months ended
                                           March 31,                   March 31,
                                       2001       2000              2001        2000
                                     --------   --------          --------    --------
                                          (In thousands, except per share amounts)
Interest income:
Loans                                $  9,154   $  7,994          $ 18,023    $ 15,576
Investments and other                   1,871      1,746             3,949       3,317
                                     --------   --------          --------    --------
       Total interest income           11,025      9,740            21,972      18,893
                                     --------   --------          --------    --------
Interest expense:
Deposits                                4,421      3,820             8,945       7,438
Federal Home Loan Bank advances
     and other borrowings               1,913      1,754             4,150       3,171
                                     --------   --------          --------    --------
       Total interest expense           6,334      5,574            13,095      10,609
                                     --------   --------          --------    --------
Net interest income                     4,691      4,166             8,877       8,284
Provision for loan losses                 135        150               315         270
                                     --------   --------          --------    --------
Net interest income after
     provision for loan losses          4,556      4,016             8,562       8,014
                                     --------   --------          --------    --------
Other income:
Fees and service charges                  315        274               616         565
Net gain on sale of assets                 33         --                77          22
Other, net                                329        230               557         363
                                     --------   --------          --------    --------
       Total other income                 677        504             1,250         950
                                     --------   --------          --------    --------
Other expenses:
Compensation and employee benefits      1,929      1,577             3,671       3,131
Occupancy and equipment                   533        438             1,023         875
Marketing                                 102        118               195         305
Data processing                           137        127               258         256
Federal insurance premiums                 44         19                61          69
Other                                     790        772             1,449       1,455
                                     --------   --------          --------    --------
       Total other expenses             3,535      3,051             6,657       6,091
                                     --------   --------          --------    --------
Income before income taxes              1,698      1,469             3,155       2,873
Income taxes                              520        517             1,003       1,010
                                     --------   --------          --------    --------
NET INCOME                           $  1,178   $    952          $  2,152    $  1,863
                                     ========    ========          ========   ========

Basic earnings per share             $   0.22    $   0.18          $   0.40   $   0.34
                                     ========    ========          ========   ========
Diluted earnings per share           $   0.21    $   0.17          $   0.39   $   0.33
                                     ========    ========          ========   ========
Weighted average common and common
equivalent shares outstanding:
    Basic                               5,374       5,381 (1)         5,370      5,502 (1)
                                     ========    ========          ========   ========
    Diluted                             5,508       5,487 (1)         5,494      5,614 (1)
                                     ========    ========          ========   ========

(1) Shares outstanding for all applicable periods have been adjusted as of the beginning of the periods to give effect to the 1.0321 exchange ratio of previously issued shares in conjunction with the conversion that was effective December 21, 2000.

See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For The Six Months
                                                                                     Ended March 31,
                                                                                     2001        2000
                                                                                   --------    --------
                                                                                      (In thousands)
Operating activities:
Net income                                                                         $  2,152    $  1,863
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Provision for loan losses                                                           315         270
    Depreciation                                                                        463         358
    Increase in other assets                                                         (5,181)     (5,269)
    Decrease in other liabilities                                                       (41)       (594)
                                                                                   --------    --------
          Net cash used in operating activities                                      (2,292)     (3,372)
                                                                                   --------    --------
Investing activities:
Proceeds from calls, maturities and repayment of investment securities               20,827      10,490
Increase in loans, net                                                              (23,337)    (25,521)
Purchase of investments available for sale                                          (22,748)    (30,383)
Net redemption (purchase) of FHLB stock                                                 357      (1,955)
Purchases of premises and equipment                                                    (851)       (494)
Proceeds on sale of premises and equipment                                                3          26
                                                                                   --------    --------
          Net cash used in investing activities                                     (25,749)    (47,837)
                                                                                   --------    --------
Financing activities:
Net increase (decrease) in deposits                                                  10,330      16,375
Net increase (decrease) in FHLB advances                                             (8,500)     39,500
Net decrease in other borrowings                                                     (2,937)        (19)
Payments to acquire treasury stock                                                        -      (3,606)
Payments to acquire shares held by the ESOP                                            (880)          -
Payments to acquire shares held by the RSP                                             (673)       (289)
Dividends paid                                                                         (368)       (190)
Net proceeds received from issuance of common stock                                  30,540           -
                                                                                   --------    --------
          Net cash provided by financing activities                                  27,512      51,771
                                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                                   (529)        562
Cash and cash equivalents at beginning of period                                      6,734       2,598
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  6,205    $  3,160
                                                                                   ========    ========

Supplemental  disclosure of cash flow  information -
  Cash paid during the period for:
       Interest                                                                    $ 13,156    $ 11,050
                                                                                   ========    ========
       Taxes                                                                       $  1,234    $    551
                                                                                   ========    ========

Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure            $     65    $    190
                                                                                   ========    ========
    Change in unrealized gain (loss) on investments available for sale, net of
       deferred tax expense (benefit) of $1,100 and $(244)                         $  1,873    $   (413)
                                                                                   ========    ========
    Net distribution of restricted stock plan shares                               $     97
                                                                                   ========
    Allocation of shares held by the ESOP                                          $    325    $    325
                                                                                   ========    ========

See accompanying notes to unaudited condensed consolidated financial statements

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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


Note 2 - CONVERSION FROM MUTUAL HOLDING COMPANY TO FULL STOCK COMPANY

The Bank, FloridaFirst Bancorp, and the former mutual holding company adopted plans of merger and conversion to convert from a federally chartered mutual holding company to a state chartered capital stock holding company known as FloridaFirst Bancorp, Inc. The Conversion was accounted for similar to a pooling of interests with no resulting change in the historical basis of the Company's assets, liabilities and equity. The shares formerly held by the mutual holding company were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,373,048 shares of the Company (the exchange ratio was 1.0321). Cash in lieu of shares was issued for all fractional shares. As a result of the Conversion, approximately $30.5 million was added to stockholders' equity in December 2000.


Note 3 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                                   Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                      2001      2000      2001      2000
                                    -------   -------   -------   -------
Net income                          $ 1,178   $   952   $ 2,152   $ 1,863
Other comprehensive income (loss)       792       113     1,873      (413)
                                    -------   -------   -------   -------
Comprehensive income                $ 1,970   $ 1,065   $ 4,025   $ 1,450
                                    =======   =======   =======   =======

Other comprehensive income (loss) consisted entirely of unrealized gains (losses), net of deferred taxes, on available for sale securities.

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



Comparison of Financial Condition at March 31, 2001 and September 30, 2000


Assets. Total assets increased $31.5 million, or 5.4%, to $613.7 million at March 31, 2001 from $582.2 million at September 30, 2000. The increase in total assets resulted primarily from a $23.0 million, or a 10.4% annualized increase in the loan portfolio attributable to steady loan demand in our market areas and funding of construction loans. In addition, total investment securities increased $4.9 million from September 30, 2000. Management plans to focus on commercial and consumer loan growth to effectively utilize the new capital raised in fiscal 2001. The capital leveraging strategy will also include the purchase of investment securities to complement its loan origination efforts.

Other assets increased primarily due to a $5.0 million premium paid to purchase bank owned life insurance in January 2001.

Liabilities. Total liabilities decreased $1.6 million, or 0.3%, to $519.5 million at March 31, 2001 from $521.1 million at September 30, 2000. The decrease in total liabilities resulted primarily from an $11.4 million net decrease in FHLB advances and other borrowings offset by a net deposit increase of $10.3 million. The increase in deposits in recent months reflects increases in lower cost checking and money market accounts partially attributable to expansion of our customer base, but also came at the expense of certificate accounts. Recent actions by the Federal Reserve to decrease short-term interest rates,appear to have caused customers to move maturing certificates into the more liquid checking and money market accounts until the interest rate environment settles.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.


Stockholders' Equity. The increase in the Company's stockholders' equity reflects:

>   net income for the six months ended March 31, 2001 of $2.2 million
>   net distribution of $97,000 from the restricted stock plan
>   repurchase of shares of Company stock for the RSP at a cost of $673,000
>   repurchase of shares of Company stock for the ESOP at a cost of $880,000
>   repayment of $325,000 on the ESOP loan
> increase in accumulated other comprehensive income (loss) of $1.9 million (attributable to the change in net unrealized market value on investments available for sale)
>   dividends paid that totaled $368,000
>   net proceeds from the sale of common stock of $30.5 million

The increased value in accumulated other comprehensive income (loss) resulted from the fluctuation in market value of the Company's investment securities available for sale. Because of continued interest rate volatility, accumulated other comprehensive income (loss) and stockholders' equity could materially fluctuate for each interim and year-end period.



Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000

Net Income. Net income for the three months ended March 31, 2001 increased 23.7% to $1.2 million, compared to $952,000 for the same period in 2000. Net income for the three months ended March 31, 2001 benefited from the deployment of $30.5 million in new capital for the entire period.

Net interest income increased $525,000, or 12.6%, for the three months ended March 31, 2001 compared to the same period in 2000. This increase resulted primarily from an increase in interest income of $1.3 million, offset by an increase in interest expense of $760,000. Other expenses increased to $3.5 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000, primarily due to increases in compensation and employee benefits, and occupancy and equipment costs related to an upgrade in information technology.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 8.

> Loan growth remains steady, as the Company continues its increased emphasis on commercial and consumer loan growth to restructure the loan portfolio. Average commercial loans outstanding during the quarter increased by approximately 47% from the same quarter in the preceding year.

> The average yield on loans increased 34 basis points to 7.99%, for the three months ended March 31, 2001 compared to the same period in 2000, due mainly to a change in the composition of the loan portfolio. Average consumer and commercial loans represent 30% of the loan portfolio, compared to 27% last year. In addition, the significant rise in the shorter-term interest rates throughout 2000 caused the consumer loans yields to rise more quickly. The yield on mortgage and consumer loans increased 29 basis points and 66 basis points, respectively, while the yield on commercial loans decreased 10 basis points, for the three months ended March 31, 2001 compared to the same period in 2000. The decrease in commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans.

> Average balances in the investment securities portfolio grew 15% as the Company continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.

> The lower yield in the investment portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal 2001 to manage the interest rate risk profile of the Company.



Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 8.

> The increase in average deposits is attributable mainly to an increase in rates to attract new deposits and retain current deposits. The inverted yield curve that existed through much of the year placed significant rate pressure on the shorter-term certificate accounts, which represent a large part of the deposit base. The growth in average balances in checking and money market accounts has helped offset the increased costs related to certificate accounts.

> Average FHLB advances outstanding increased this quarter compared to the same quarter last year due to significant growth in earning assets that were not funded through traditional deposit growth.

> The higher cost of funds related to deposits and FHLB advances is reflective of the rise in interest rates over the past year; however, recent actions by the Federal Reserve to decrease short-term interest rates is beginning to provide relief to the overall cost of funds.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and non-performing loans, the general economic conditions in its lending area and other factors affecting the collectability of the loans in its portfolio.

The provision for loan losses was $135,000 for the three months ended March 31, 2001 compared to $150,000 for the three months ended March 31, 2000. The provision for loan losses decreased for the current three month period primarily as a result of the Company's relatively low level of loss experience in commercial real estate and residential mortgage loans. The allowance for loan losses increased to $3.5 million at March 31, 2001 from $3.1 million at March 31, 2000. The current allowance represents .75 % of loans outstanding at March 31, 2001. The Company had net charge-offs of $35,000 for the three months ended March 31, 2001 compared to net charge-offs of $54,000 for the same period in 2000. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolio.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                          Three months                    Three months
                                         March 31, 2001                  March 31, 2000                    Changes in
                                  ----------------------------   -------------------------------  ----------------------------------
                                   Average              Yield/     Average               Yield/                             Yield/
                                   Balance  Interest     Cost      Balance   Interest     Cost     Balances    %   Interest  Cost
                                   -------  --------     ----      -------   --------     ----     --------    -   --------  ----
Interest-earnings assets (IEA):
        Mortgage loans            $ 321,715  $ 6,157     7.66%   $ 303,118    $ 5,587     7.37%    $ 18,597    6%   $  570    0.29%
        Consumer loans               80,756    1,792     8.88%      76,855      1,579     8.22%       3,901    5%      213    0.66%
        Commercial loans             55,803    1,205     8.64%      37,904        828     8.74%      17,899   47%      377   (0.10)%
                                  ---------  -------             ---------    -------              --------         ------
               Total loans
                 receivable         458,274    9,154     7.99%     417,877      7,994     7.65%      40,397   10%    1,160    0.34%
        Investments and other       115,872    1,938     6.69%     100,635      1,786     7.10%      15,237   15%      152   (0.41)%
                                  ---------  -------             ---------    -------              --------         ------
               Total  (1)           574,146  $11,092     7.73%     518,512    $ 9,780     7.54%    $ 55,634   11%   $1,312    0.19%
                                             =======                          =======              ========         ======
Other assets                         23,460                         20,386
                                   --------                      ---------
Total assets                       $597,606                      $ 538,898
                                   ========                      =========

Interest-bearing liabilities
(IBL):
        Interest checking          $ 32,502  $   143     1.75%    $ 31,649      $ 144     1.82%       $ 853    3%   $   (1)  (0.07)%
        Savings                      28,169      126     1.78%      31,533        138     1.75%      (3,364) (11)%     (12)   0.03%
        Money market accounts        27,262      313     4.59%      25,841        270     4.18%       1,421    5%       43    0.41%
        Certificate accounts        254,723    3,839     6.03%     245,699      3,268     5.32%       9,024    4%      571    0.71%
                                  ---------  -------             ---------    -------              --------         ------
               Total deposits       342,656    4,421     5.16%     334,722      3,820     4.56%       7,934            601    0.60%
        Advances and other
          borrowings                134,053    1,913     5.71%     124,802      1,754     5.62%       9,251    7%      159    0.09%
                                  ---------  -------             ---------    -------              --------         ------
               Total                476,709  $ 6,334     5.31%     459,524    $ 5,574     4.85%    $ 17,185    4%   $  760    0.46%
                                             =======                          =======              ========         ======
Other liabilities                    26,483                         20,090
                                   --------                      ---------
        Total liabilities           503,192                        479,614
Stockholders' equity                 94,414                         59,284
                                   --------                      ---------
Total liabilities and equity       $597,606                      $ 538,898
                                   ========                      =========

Net interest income  (1)                     $ 4,758                          $ 4,206
                                             =======                          =======
Average IEA to IBL                      120%                           113%
Interest rate spread                                     2.42%                            2.69%
Interest margin                                          3.32%                            3.24%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

Other Income. Other income increased $173,000 to $677,000 for the three months ended March 31, 2001 from $504,000 for the three months ended March 31, 2000. The major changes were:

>    Net gain of $26,000 on sale of $1.2 million of mortgage loans

> Increase of $73,000 in the cash surrender value of bank owned life insurance policies purchased in January 2001

> Increase of $32,000 in certain fees related to mortgage loans during the quarter.

Other Expense. Other expense increased by $484,000 to $3.5 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000.

> Compensation and employee benefits increased $352,000 primarily due to six key staff positions added since last year, a new branch was operating in the current quarter (five new staff positions), 5% average salary increases due to merit and cost of living adjustments, an increase in retirement plan costs due to the increased price of Company stock in the ESOP, an increased accrual for 401(k) plan contributions and other compensation related accruals.

> Occupancy and equipment increased $95,000 due to implementation of new technology and the opening of the new Town and Country office

> Federal insurance premiums increased $25,000 due the assessment of federal insurance premiums on deposits effective January 1, 2001 based on our current risk classification by the Federal Deposit Insurance Corporation.


Comparison of Operating Results for the Six Months Ended March 31, 2001 and March 31, 2000

Net Income. Net income for the six months ended March 31, 2001 increased 15.5% to $2.2 million, compared to $1.9 million for the same period in 2000. Net income for the six months ended March 31, 2001 benefited from the deployment of $30.5 million in new capital raised in December 2000.

Net interest income increased $593,000 or 7.2%, for the six months ended March 31, 2001 compared to the same period in 2000. This increase resulted primarily from an increase in interest income of $ 3.1 million, offset by an increase in interest expense of $2.5 million. Other expenses increased to $6.7 million for the six months ended March 31, 2001 from $6.1 million for the six months ended March 31, 2000, due to an accumulation of several expense categories, as discussed at Other Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the six months ended March 31, 2001 when compared to the prior year. Details are contained in the Average Balance Sheet table at page 10.

> Loan growth remains steady, as the Company continues its increased emphasis on commercial and consumer loan growth to restructure the loan portfolio. Average commercial loans outstanding during the six-month period increased by approximately 45% from the same period in the preceding year. Mortgage loans and consumer loans increased 7% and 6%, respectively, for the same period.

>   The average yield on loans increased 39 basis points to 7.95%,  for the six months ended March 31, 2001 compared to the same period in 2000. The yield on mortgage loans, consumer and commercial loans increased 37 basis points, 50 basis points and 14 basis points, respectively, for the six months ended March 31, 2001 compared to the same period in 2000 primarily due to rising interest rates through 2000.

> Average balances in the investment securities portfolio grew 20%, as the Company continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.

> The slightly higher yield in the investment portfolio resulted from the leveraging strategy during fiscal 2000 as investment yields had risen over the previous year. In addition, the Company has lengthened the average life of a portion of its investment portfolio to provide higher yields that should achieve reasonable margins over various interest rate environments.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                               Six months                     Six months
                                             March 31, 2001                 March 31, 2000                   Changes in
                                      -----------------------------  -----------------------------  --------------------------------
                                        Average             Yield/    Average               Yield/                            Yield/
                                        Balance  Interest   Cost      Balance    Interest    Cost   Balances     %   Interest  Cost
                                        -------  --------   ----      -------    --------    ----   --------    ---  --------  ----
Interest-earnings assets (IEA):
        Mortgage loans                $ 319,423   $12,211    7.65%   $ 299,482   $10,904     7.28%  $ 19,941     7%  $  1,307  0.37%
        Consumer loans                   80,869     3,512    8.69%      76,011     3,113     8.19%     4,858     6%       399  0.50%
        Commercial loans                 52,931     2,300    8.69%      36,462     1,559     8.55%    16,469    45%       741  0.14%
                                      ---------   -------            ---------   -------            --------         -------
               Total loans
                 receivable             453,223    18,023    7.95%     411,955    15,576     7.56%    41,268    10%     2,447  0.39%
        Investments and other (2)       115,509     4,082    7.07%      96,111     3,382     7.04%    19,398    20%       700  0.03%
                                      ---------   -------            ---------   -------            --------         -------
               Total  (1)               568,732   $22,105    7.77%     508,066   $18,958     7.46%  $ 60,666    12%  $  3,147  0.31%
                                                  =======                        =======            ========         ========
Other assets                             24,212                         16,974
                                      ---------                      ---------
Total assets                          $ 592,944                      $ 525,040
                                      =========                      =========

Interest-bearing liabilities (IBL):
        Interest checking             $  32,047     $ 291    1.82%    $ 30,596     $ 279     1.82%   $ 1,451     5%  $     12  0.00%
        Savings                          28,345       274    1.93%      31,845       272     1.71%    (3,500)  (11)%        2  0.22%
        Money market accounts            26,560       644    4.85%      25,226       508     4.03%     1,334     5%       136  0.82%
        Certificate accounts            255,775     7,736    6.05%     242,103     6,379     5.27%    13,672     6%     1,357  0.78%
                                      ---------   -------            ---------   -------            --------         -------
               Total deposits           342,727     8,945    5.22%     329,770     7,438     4.51%    12,957     4%     1,507  0.71%
        Advances and other
          borrowings                    136,448     4,073    5.97%     115,417     3,171     5.49%    21,031    18%      902   0.48%
                                      ---------   -------            ---------   -------            --------         -------
               Total                    479,175    13,018    5.43%     445,187   $10,609     4.77%  $ 33,988     8%  $ 2,409   0.66%
                                                                                 =======            ========         ========
Other liabilities (3)                    34,144        77               19,968
                                      ---------   -------            ---------
        Total liabilities               513,319   $13,095              465,155
                                                  =======
Stockholders' equity                     79,625                         59,885
                                      ---------                      ---------
Total liabilities and equity          $ 592,944                      $ 525,040
                                      =========                      =========

Net interest income  (1)                          $ 9,010                        $ 8,349
                                                  =======                        =======
Average IEA to IBL                          119%                           114%
Interest rate spread                                         2.34%                           2.70%
Interest margin                                              3.17%                           3.29%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.
(2) Interest for fiscal 2001 includes interest income on $80.9 million of funds received from the public stock offering.
(3) Interest includes interest expense on $80.9 million of funds received from the public stock offering.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the six months ended March 31, 2001 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 10.

> The increase in average deposits is attributable mainly to an increase in rates to attract new deposits and retain current deposits. The inverted yield curve that existed through much of the year placed significant rate pressure on the shorter-term certificate accounts, which represent a large part of the deposit base. The growth in average balances in checking and money market accounts has helped offset the increased costs related to certificate accounts.

> Average FHLB advances outstanding increased this six-month period compared to the same period last year due to significant growth in earning assets that were not funded through traditional deposit growth.

> The higher cost of funds related to deposits and FHLB advances is reflective of the rise in interest rates over the past year; however, recent actions by the Federal Reserve to decrease short-term interest rates is beginning to provide relief to the overall cost of funds.


Provision for Loan Losses. The provision for loan losses was $315,000 for the six months ended March 31, 2001, compared to $270,000 for the six months ended March 31, 2000. The Company had net charge-offs of $122,000 for the six months ended March 31, 2001 compared to net charge-offs of $91,000 for the six months ended March 31, 2000. See other discussion at the three month comparison of operations.



Other Income. Other income increased $300,000 to $1,250,000 for the six-month period ended March 31, 2001 from $950,000 for the six-month period ended March 31, 2000. The major changes were:

>    Net gain of $70,000 on the sales of $5.5 million of mortgage loans

> Increase of $160,000 in the cash surrender value of bank owned life insurance policies purchased in January 2000 and 2001.

>    Increase  of  $62,000  in  retail  account   service   charges,   including
     interchange fee income.


Other Expense. Other expense increased by $566,000 to $6.7 million for the six months ended March 31, 2001 from $6.1 million for the six months ended March 31, 2000.

> Compensation and employee benefits increased $540,000 primarily due to six key positions added this year compared to last year, staffing for a new branch, 5% average salary increases due to merit and cost of living adjustments, an increase in retirement plan costs due to the increased price of Company stock in the ESOP, an increased accrual for 401(k) plan contributions and other compensation related accruals.

> Occupancy and equipment increased $148,000 due to implementation of new technology and the opening a new branch office.

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

Cash and cash equivalents decreased $529,000 to $6.2 million for the six months ended March 31, 2001. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                  (In millions)
                                                                   -----------
         Cash used by operations                                      $(2.3)
         FHLB advances and other borrowings                           (11.4)
         Increase in net deposits                                      10.3
         Maturities of and repayments on investment securities         21.2
         Purchases of investment securities                           (22.7)
         Net increase in loans                                        (23.3)
         Net proceeds received from issuance of common stock           30.5
         Other - net                                                   (2.8)
                                                                     ------
         Net increase in cash and cash equivalents                   $  (.5)
                                                                     ======

See "Comparison of Financial Condition at March 31, 2001 and September 30, 2000" for discussion of significant cash flows.

On March 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount      Percent
                                                  ------      -------
                                                    (In thousands)
        Tangible capital .............           $69,872      11.40%
        Tangible capital requirement .             9,194       1.50
        Excess over requirement ......            60,678       9.90

        Core capital .................           $69,872      11.40%
        Core capital requirement .....            24,516       4.00
        Excess over requirement ......            45,356       7.40

        Risk based capital ...........           $73,387      18.75%
        Risk based capital requirement            31,306       8.00
        Excess over requirement ......            42,081      10.75

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

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2000.

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1 basis point equals 1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of December 31, 2000. The results of the NPV model are not yet available for March 31, 2001, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets. The NPV was calculated by the OTS, based on information provided by the Company.



             Net Portfolio Value ("NPV")     NPV as % of Present Value of Assets
          ---------------------------------- -----------------------------------
Change                                                           Basis Point
In Rates  $ Amount        $ Change  % Change    NPV Ratio          Change
--------  --------        --------  --------    ---------        -----------
           (Dollars in thousands)

 +300 bp    32,401         -40,104      -55%        6.02%           -632 bp
 +200 bp    45,693         -26,812      -37%        8.25%           -410 bp
 +100 bp    59,325         -13,180      -18%       10.39%           -196 bp
    0 bp    72,505                                 12.35%
 -100 bp    82,933         +10,428      +14%       13.80%           +146 bp
 -200 bp    91,352         +18,847      +26%       14.91%           +257 bp
 -300 bp   101,678         +29,173      +40%       16.24%           +389 bp


The Bank received a $16.0 million capital infusion in December from the holding company in connection with the Conversion. The Bank's NPV ratio as of December 31, 2000, at a 200 basis point upward shock in interest rates, increased to 8.25%, a significant increase from the 4.81% as of September 30, 2000. The OTS defines the sensitivity measure as the change in NPV Ratio with a 200 basis point shock. The Bank's sensitivity measure reflects a 410 basis point decline in NPV ratio as of December 31, 2000. This compares to a sensitivity measure of 437 basis points as of September 30, 2000. The Bank performs, on a quarterly basis, a dynamic business simulation that reflects an on-going business entity, rather than relying solely on the OTS model which more closely approximates a liquidation value model.

                              FLORIDAFIRST BANCORP
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (d) USE OF PROCEEDS

         (4) (iv)   Amount registered - 6,348,000 shares
                    Aggregate price of offering amount registered - $63,480,000.
                    Amount sold - 5,519,621 shares;
                    Aggregate offering price of stock sold - $55,196,210;
             (v)    Expenses of the offering which were direct or indirect payments to others;
                    Actual expense paid to and for underwriters: $348,800
                    Actual other expenses - $659,200
                    Actual total expenses - $1,008,000;
             (vi)   Net offering proceeds - $30,471,520;
             (vii)  Direct or indirect payments to others:
                    Purchase outstanding stock of subsidiary bank - $16,000,000;
                    Intercompany loan to subsidiary bank - $13,500,000
                    Working capital- $971,520


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At a annual meeting of stockholders on March 27, 2001, the stockholders of FloridaFirst Bancorp, Inc. elected two directors, Stephen A. Moore, Jr. and Nis H. Nissen, III, for three year terms and ratified the appointment of KPMG LLP as independent accountants for the fiscal year ending September 30, 2001. The results were as follows:

          Proposal I - Election of Directors
          Nis H. Nissen, III     - 4,340,738 (For)   26,414 (Withheld)
          Stephen A. Moore, Jr.  - 4,352,249 (For)   14,903 (Withheld)

          Proposal II - Ratification of the Appointment of KPMG LLP as
          Independent Accountants  4,352,401 (For)   13,188 (Against)   1,440 (Abstain)

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


                                            FLORIDAFIRST BANCORP, INC.




Date: May 14, 2001          By:      /s/Gregory C. Wilkes
                                     -------------------------------------------
                                     Gregory C. Wilkes
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 14, 2001          By:      /s/Kerry P. Charlet
                                     -------------------------------------------
                                     Kerry P. Charlet
                                     Chief Financial Officer
                                     (Principal Accounting Officer)