Form 10-Q
period 2001-06-30
FLORIDAFIRST BANCORP INC
filed 2001-08-10
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2001
                               -------------------------------------------------

                                                         OR

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
                           --------------------------
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
                                                   -----------------------------

                                       N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 10, 2001.

           Class                                             Outstanding
---------------------------------------                   ------------------
$.10 par value common stock                                5,521,850 shares

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 1.  Financial Statements and Notes Thereto.............................   1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   6
Item 3.  Qualitative and Quantitative Disclosure About Market Risk..........  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  16
Item 2.  Changes in Securities..............................................  16
Item 3.  Defaults upon Senior Securities....................................  16
Item 4.  Submission of Matters to a Vote of Security Holders................  16
Item 5.  Other Information..................................................  16
Item 6.  Exhibits and Reports on Form 8-K...................................  16

SIGNATURES..................................................................  17

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                       (In thousands except share amounts)
                                   (Unaudited)

                                                                                   June 30,   September 30,
                                                                                     2001          2000
                                                                                  ---------   -------------
ASSETS
Cash and cash equivalents                                                         $   5,972    $   6,734
Investment securities available for sale, at fair value                             111,008       96,661
Investment securities held to maturity,
    market value $8,750 and $9,391                                                    8,685        9,687
Loans receivable,
    net of allowance for loan losses of $3,588 and $3,321                           474,216      440,386
Premises and equipment, net                                                           9,896        8,935
Federal Home Loan Bank stock, at cost                                                 7,670        7,925
Other assets                                                                         16,224       11,852
                                                                                  ---------    ---------
                     Total assets                                                 $ 633,671    $ 582,180
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                          $ 389,174    $ 354,554
Federal Home Loan Bank advances                                                     139,500      158,000
Other borrowings                                                                      6,542        2,937
Other liabilities                                                                     5,609        5,608
                                                                                  ---------    ---------
                     Total liabilities                                              540,825      521,099
                                                                                  ---------    ---------
Stockholders' equity:
Common stock, $ .10 par value, 80,000,000 shares authorized,
    5,521,850 and 5,752,875 issued                                                      552          575
Additional paid-in capital                                                           52,018       25,085
Retained earnings                                                                    45,487       42,506
Treasury stock, at cost, -0- and 314,000 shares                                           -       (3,606)
Unallocated shares held by the employee stock ownership plan                         (5,410)      (1,838)
Unallocated restricted stock plan shares                                               (986)        (410)
Accumulated other comprehensive income (loss)                                         1,185       (1,231)
                                                                                  ---------    ---------
                     Total stockholders' equity                                      92,846       61,081
                                                                                  ---------    ---------
                     Total liabilities and stockholders' equity                   $ 633,671    $ 582,180
                                                                                  =========    =========

See accompanying notes to unaudited condensed consolidated financial statements

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                             For the three months ended       For the nine months ended
                                                      June 30,                         June 30,
                                                2001            2000            2001             2000
                                              --------        --------        --------         --------
                                                      (In thousands, except per share amounts)
Interest income:
Loans                                         $  9,344        $  8,318        $ 27,367         $ 23,894
Investments and other                            2,041           1,953           5,990            5,269
                                              --------        --------        --------         --------
       Total interest income                    11,385          10,271          33,357           29,163
                                              --------        --------        --------         --------
Interest expense:
Deposits                                         4,450           3,995          13,395           11,433
Federal Home Loan Bank advances
     and other borrowings                        1,981           2,217           6,132            5,388
                                              --------        --------        --------         --------
       Total interest expense                    6,431           6,212          19,527           16,821
                                              --------        --------        --------         --------
Net interest income                              4,954           4,059          13,830           12,342
Provision for loan losses                          150             180             465              450
                                              --------        --------        --------         --------
Net interest income after
     provision for loan losses                   4,804           3,879          13,365           11,892
                                              --------        --------        --------         --------
Other income:
Fees and service charges                           396             355           1,140            1,017
Net gain on sale of loans and investments           56               -             133               24
Other, net                                         277             168             706              432
                                              --------        --------        --------         --------
       Total other income                          729             523           1,979            1,473
                                              --------        --------        --------         --------
Other expenses:
Compensation and employee benefits               1,942           1,613           5,613            4,744
Occupancy and equipment                            551             430           1,574            1,306
Marketing                                           66              76             260              382
Data processing                                    118             126             375              382
Federal insurance premiums                          43              17             104               85
Other                                              739             642           2,189            2,095
                                              --------        --------        --------         --------
       Total other expenses                      3,459           2,904          10,115            8,994
                                              --------        --------        --------         --------
Income before income taxes                       2,074           1,498           5,229            4,371
Income taxes                                       640             530           1,643            1,540
                                              --------        --------        --------         --------
NET INCOME                                    $  1,434        $    968        $  3,586         $  2,831
                                              ========        ========        ========         ========

Basic earnings per share                      $   0.27        $   0.18        $   0.67         $   0.52
                                              ========        ========        ========         ========
Diluted earnings per share                    $   0.26        $   0.18        $   0.66         $   0.51
                                              ========        ========        ========         ========
Dividends per share                           $   0.05        $   0.04        $   0.14         $   0.12
                                              ========        ========        ========         ========
Weighted average common and
common equivalent shares outstanding:
    Basic                                        5,297           5,344(1)        5,344            5,449(1)
                                              ========        ========        ========         ========
    Diluted                                      5,417           5,408(1)        5,467            5,543(1)
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

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  For The Nine Months
                                                                                                    Ended June 30,
                                                                                                   2001         2000
                                                                                                 --------     --------
                                                                                                   (In thousands)
Operating activities:
Net income                                                                                        $ 3,586    $  2,831
Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses                                                                         465         450
    Depreciation                                                                                      728         554
    Increase in other assets                                                                       (5,494)     (5,335)
    Increase in other liabilities                                                                     423          42
                                                                                                 --------    --------
          Net cash used in operating activities                                                      (292)     (1,458)
                                                                                                 --------    --------
Investing activities:
Proceeds from calls, maturities, sales and repayment of investment securities                      28,228      16,860
Increase in loans, net                                                                            (34,592)    (35,222)
Purchase of investments available for sale                                                        (37,738)    (40,877)
Net redemption (purchase) of FHLB stock                                                               255      (2,980)
Purchases of premises and equipment                                                                (1,693)     (2,001)
Proceeds on sale of premises and equipment                                                              4          26
                                                                                                 --------    --------
          Net cash used in investing activities                                                   (45,536)    (64,194)
                                                                                                 --------    --------
Financing activities:
Net increase in deposits                                                                           34,620      18,311
Net increase (decrease) in FHLB advances                                                          (18,500)     56,425
Net increase (decrease) in other borrowings                                                         3,605      (1,872)
Payments to acquire treasury stock                                                                      -      (3,606)
Payments to acquire shares held by the ESOP                                                        (3,897)          -
Payments to acquire shares held by the RSP                                                           (673)       (449)
Dividends paid                                                                                       (644)       (282)
Net proceeds received from issuance of common stock                                                30,555           -
                                                                                                 --------    --------
          Net cash provided by financing activities                                                45,066      68,527
                                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                                                 (762)      2,875
Cash and cash equivalents at beginning of period                                                    6,734       2,598
                                                                                                 --------    --------
Cash and cash equivalents at end of period                                                       $  5,972    $  5,473
                                                                                                 ========    ========

Supplemental  disclosure of cash flow  information - Cash paid during the period for:
       Interest                                                                                  $ 19,625    $ 16,462
                                                                                                 ========    ========
       Taxes                                                                                     $  1,934    $  1,071
                                                                                                 ========    ========

Supplemental disclosure of non-cash information:
    Additions to investment in real estate acquired through foreclosure                          $    297    $    190
                                                                                                 ========    ========
    Change in unrealized gain (loss) on investments available for sale, net of
       deferred tax expense (benefit) of $1,419 and $(244)                                       $  2,416     $  (789)
                                                                                                 =========    ========
    Net distribution of restricted stock plan shares                                             $     97           -
                                                                                                 =========
    Allocation of shares held by the ESOP                                                        $    325     $   360
                                                                                                 =========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

FloridaFirst Bancorp, Inc. (the "Company") was formed as a corporation chartered under the laws of the State of Florida in July 2000 at the direction of the FloridaFirst Bank (the "Bank") to acquire all of the outstanding stock of the Bank issued in connection with the Bank's plan of conversion and reorganization from the mutual holding company form of organization to a full stock corporation (the "Conversion"). The Conversion was completed on December 21, 2000. Accordingly, all references prior to December 21, 2000 refer to FloridaFirst Bancorp, the former middle tier holding company, which had stock outstanding while in the mutual holding company form of organization prior to the Conversion. The stock of FloridaFirst Bancorp was exchanged for stock of the Company along with new shares issued in the Conversion. See Note 2 below for a description of the Conversion.


Note 2 - CONVERSION FROM MUTUAL HOLDING COMPANY TO FULL STOCK COMPANY

The Bank, FloridaFirst Bancorp, and the former mutual holding company adopted plans of merger and conversion to convert from a federally chartered mutual holding company to a state chartered capital stock holding company known as FloridaFirst Bancorp, Inc. The Conversion was accounted for similar to a pooling of interests with no resulting change in the historical basis of the Company's assets, liabilities and equity. The shares formerly held by the mutual holding company were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,371,669 shares of the Company (the exchange ratio was 1.0321). Cash in lieu of shares was issued for all fractional shares. As a result of the Conversion, approximately $30.5 million was added to stockholders' equity in December 2000.


Note 3 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows:

                                         Three Months Ended    Nine Months Ended
                                              June 30,             June 30,
                                           2001       2000      2001     2000
                                         -------    -------   -------   -------
Net income                               $ 1,434   $   968    $ 3,586   $ 2,831
Other comprehensive income (loss)            543      (376)     2,416      (789)
                                         -------   -------    -------   -------

Comprehensive income                     $ 1,977   $   592    $ 6,002   $ 2,042
                                         =======   =======    =======   =======

Other comprehensive income (loss) consisted entirely of unrealized gains (losses), net of deferred taxes, on available for sale securities.

Note 4 - WEIGHTED AVERAGE SHARES OUTSTANDING

The weighted average shares outstanding utilized for computing basic earnings per share differs from the shares utilized for computing diluted earnings per share due to net shares that are issuable pursuant to certain employee stock benefit plans utilizing the treasury stock method.


Note 5 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company's board of directors authorized the Employee Stock Ownership Plan ("ESOP") to acquire 8% of the newly issued shares, or 251,836 shares, for the benefit of the employees. The shares are to be allocated over a ten-year period. During the quarter ended June 30, 2001, the ESOP completed acquisition of all authorized shares through open market purchases at an average cost of $15.27 per share. As of June 30, 2001 the ESOP owned 475,086 shares of stock of the Company, or 8.6% of the outstanding shares.

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

Overview

On December 21, 2000, FloridaFirst Bancorp, Inc. completed its second step conversion from a mutual holding company structure to a full stock company. As part of the mutual holding company reorganization, the shares formerly held by the mutual holding company were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp, the former middle tier holding company, were exchanged for 2,371,669 shares of the Company.

Unless the context otherwise indicates, all references to the Company include its wholly owned subsidiary, the Bank. Prior to December 21, 2000, all references refer to the Bank and FloridaFirst Bancorp.


Comparison of Financial Condition at June 30, 2001 and September 30, 2000


Assets. Total assets increased $51.5 million, or 8.8%, to $633.7 million at June 30, 2001 from $582.2 million at September 30, 2000. The increase in total assets resulted primarily from a $33.8 million, or a 10.2% annualized, increase in the loan portfolio attributable to steady loan demand in our market areas and funding of construction loans. In addition, total investment securities increased $13.3 million from September 30, 2000. Management plans to focus on commercial and consumer loan growth to effectively utilize the new capital raised in fiscal 2001. The capital leveraging strategy will also include the purchase of investment securities to complement its loan origination efforts.

Other assets increased primarily due to a $5.0 million premium paid to purchase bank owned life insurance in January 2001.

Liabilities. Total liabilities increased $19.7 million, or 3.8%, to $540.8 million at June 30, 2001 from $521.1 million at September 30, 2000. The increase in total liabilities resulted primarily from a net deposit increase of $34.6 million offset by a $14.9 million net decrease in FHLB advances and other borrowings. The increase in deposits in recent months reflects increases in lower cost checking and money market accounts attributable to expansion of our customer base and acquisition of additional certificate accounts through the State of Florida public deposits program. Recent actions by the Federal Reserve to decrease short-term interest rates appear to have caused customers to move maturing certificates into the more liquid checking and money market accounts until the interest rate environment settles.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.


Stockholders' Equity. The increase in the Company's stockholders' equity reflects:

>    net income for the nine months ended June 30, 2001 of $3.6 million
>    net distribution of $97,000 from the restricted stock plan
>    repurchase of shares of Company stock for the RSP at a cost of $673,000
>    repurchase  of  shares  of  Company  stock  for the  ESOP at a cost of $3.9 million
>    repayment of $325,000 on the ESOP loan
> increase in accumulated other comprehensive income (loss) of $2.4 million (attributable to the change in net unrealized market value on investments available for sale)
>    dividends paid that totaled $644,000
>    net proceeds from the sale of common stock of $30.6 million

The increased value in accumulated other comprehensive income (loss) resulted from the fluctuation in market value of the Company's investment securities available for sale. Because of continued interest rate volatility, accumulated other comprehensive income (loss) and stockholders' equity could materially fluctuate for each interim and year-end period.


Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000

Net Income. Net income for the three months ended June 30, 2001 increased 48.1% to $1.4 million, compared to $968,000 for the same period in 2000. Net income for the three months ended June 30, 2001 benefited from the deployment of $30.6 million in new capital for the entire period.

Net interest income increased $895,000, or 22.0%, for the three months ended June 30, 2001 compared to the same period in 2000. This increase resulted primarily from an increase in interest income of $1.1 million, offset by an increase in interest expense of $219,000. Other expenses increased to $3.5 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000, primarily due to increases in compensation and employee benefits, and occupancy and equipment costs related to an upgrade in information technology.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 9.

> Loan growth remains steady, as the Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio. Average commercial loans outstanding during the quarter increased by approximately 51% from the same quarter in the preceding year.
> The average yield on loans increased 22 basis points to 7.94%, for the three months ended June 30, 2001 compared to the same period in 2000, primarily due to a change in the composition of the loan portfolio. Average commercial and consumer loans represent approximately 31% of the loan portfolio, compared to 28% last year. In addition, the sharp rise in shorter-term interest rates throughout 2000 caused the consumer loan yields to rise more quickly. The yield on mortgage and consumer loans increased 20 and 55 basis points, respectively, while the yield on commercial loans decreased 50 basis points, for the three months ended June 30, 2001 compared to the same period in 2000. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve.
> The average balances in the investment securities portfolio grew 10% as the Company continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
> The lower yield in the investment portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2001 to manage the interest rate risk profile of the Company.


Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 9.

> The increase in average deposits is attributable mainly to an increase in rates to attract new deposits and retain current deposits. The inverted yield curve that existed through much of fiscal 2000 and early 2001 placed significant rate pressure on the shorter-term certificate accounts, which represent a large part of the deposit base. The growth in average balances in money market accounts has helped offset the increase costs related to certificate accounts.
> Average FHLB advances outstanding increased this quarter compared to the same quarter last year due to significant growth in earning assets that were not funded through traditional deposit growth.
> The higher cost of deposits is reflective of the rise in interest rates over the past year. The decrease in the cost of FHLB advances reflects the Company's decision to keep the advances in very short-term maturities while we were experiencing an inverted yield curve. Recent actions by the Federal Reserve to decrease short-term interest rates has provided a more immediate reduction in the cost of the advances.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and non-performing loans, the general economic conditions in its lending area and other factors affecting the ability to collect on the loans in its portfolio.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                               Three months                 Three months
                                               June 30, 2001                June 30, 2000                       Changes in
                                      ----------------------------  -----------------------------   --------------------------------
                                        Average             Yield/    Average              Yield/                            Yield/
                                        Balance   Interest   Cost     Balance  Interest     Cost    Balances    %   Interest  Cost
                                      ----------------------------  ---------  ------------------   --------------------------------
Interest-earnings assets (IEA):
        Mortgage loans                $ 325,909    $ 6,234   7.65%  $ 309,686   $ 5,767     7.45%   $ 16,223    5%   $   467   0.20%
        Consumer loans                   84,148      1,847   8.78%     80,850     1,663     8.23%      3,298    4%       184   0.55%
        Commercial loans                 60,859      1,263   8.30%     40,362       888     8.80%     20,497   51%       375  -0.50%
                                      ---------     ------          ---------      ----              -------            ----
               Total loans
                 receivable           $ 470,916    $ 9,344   7.94%  $ 430,898     8,318     7.72%   $ 40,018    9%   $ 1,026   0.22%
        Investments and other (1)       121,538      2,119   6.97%    110,826     2,016     7.28%     10,712   10%       103  -0.30%
                                      ---------     ------          ---------   -------             --------         -------
               Total  (1)               592,454    $11,463   7.74%    541,724   $10,334     7.63%   $ 50,730    9%   $ 1,129   0.11%
                                                   =======                      =======             ========         =======
Other assets                             29,598                        19,632
                                      ---------                       -------
Total assets                          $ 622,052                     $ 561,356
                                      =========                     =========


Interest-bearing liabilities (IBL):
        Interest checking             $  32,670    $   142   1.74%   $ 32,870   $   152     1.85%   $   (200)   -1%  $   (10) -0.11%
        Savings                          27,537        119   1.73%     30,738       154     2.00%     (3,201)  -10%      (35) -0.27%
        Money market accounts            29,492        297   4.04%     25,213       263     4.17%      4,279    17%       34  -0.13%
        Certificate accounts            264,393      3,892   5.90%    246,048     3,426     5.57%     18,345     7%      466   0.34%
                                       --------    -------           --------   -------             --------         -------
               Total deposits           354,092      4,450   5.04%    334,869     3,995     4.77%     19,223     6%      455   0.27%
        Advances and other borrowings   148,188      1,981   5.29%    144,992     2,217     6.12%      3,196     2%     (236) -0.83%
                                       --------    -------           --------   -------             --------         -------
               Total                    502,280    $ 6,431   5.11%    479,861   $ 6,212     5.18%   $ 22,419     5%  $   219  -0.06%
                                                   =======                      =======             ========         =======
Other liabilities                        25,514                        22,134
                                       --------                      --------
        Total liabilities               527,794                       501,995
Stockholders' equity                     94,258                        59,361
                                       --------                      --------
Total liabilities and equity          $ 622,052                      $561,356
                                      =========                      ========

Net interest income  (1)                           $ 5,032                      $ 4,122
                                                   =======                      =======
Average IEA to IBL                          118%                          113%
Interest rate spread                                         2.63%                          2.45%
Interest margin                                              3.40%                          3.04%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.

The provision for loan losses was $150,000 for the three months ended June 30, 2001 compared to $180,000 for the three months ended June 30, 2000. The provision for loan losses decreased for the current three-month period primarily as a result of the Company's relatively low level of loss experience in commercial real estate and residential mortgage loans. The allowance for loan losses increased to $3.6 million at June 30, 2001 from $3.2 million at June 30, 2000. The current allowance represents .75% of loans outstanding at June 30, 2001. The Company had net charge-offs of $77,000 for the three months ended June 30, 2001 compared to net charge-offs of $37,000 for the same period in 2000. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolio.

Other Income. Other income increased $206,000 to $729,000 for the three months ended June 30, 2001 from $523,000 for the three months ended June 30, 2000. The major changes were:

>    Net gain of $60,000 on sale of $4.5 million of mortgage loans
> Increase of $88,000 in the cash surrender value of bank owned life insurance policies purchased in January 2001
> Increase of $40,000 in account service fees related to mortgage loans and deposit accounts during the quarter.

Other Expense. Other expense increased by $555,000 to $3.5 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000.

> Compensation and employee benefits increased $329,000 primarily due to six key staff positions added since last year, a new retail sales office was operating in the current quarter (five new staff positions), 5% average salary increases due to merit and cost of living adjustments, an increase in retirement plan costs due to the increased price of Company stock in the ESOP, an increased accrual for 401(k) plan contributions and other compensation related accruals.
> Occupancy and equipment increased $121,000 due to implementation of new technology and the opening of a new retail sales office
> Federal insurance premiums increased $26,000 due the assessment of federal insurance premiums on deposits effective January 1, 2001 based on our applicable risk classification by the Federal Deposit Insurance Corporation.
> Other expense increased $97,000, including higher costs associated with the outsourcing of additional internal audits and additional costs relating to our deposit account administration.


Comparison of Operating Results for the Nine months Ended June 30, 2001 and June 30, 2000

Net Income. Net income for the nine months ended June 30, 2001 increased 26.7% to $3.6 million, compared to $2.8 million for the same period in 2000. Net income for the nine months ended June 30, 2001 benefited from the deployment of $30.6 million in new capital raised in December 2000.

Net interest income increased $1.5 million or 12.1%, for the nine months ended June 30, 2001 compared to the same period in 2000. This increase resulted primarily from an increase in interest income of $ 4.2 million, offset by an increase in interest expense of $2.7 million. Other income increased $506,000, or 34.4%, to $2.0 million for the nine months ended June 30, 2001. Other expenses increased to $10.1 million for the nine months ended June 30, 2001 from $9.0 million for the nine months ended June 30, 2000, due to an accumulation of several expense categories, as discussed at Other Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the nine months ended June 30, 2001 when compared to the prior year. Details are contained in the Average Balance Sheet table at page 12.

> Loan growth remains steady, as the Company continues its increased emphasis on commercial and consumer loan growth to restructure the loan portfolio. Average commercial loans outstanding during the nine-month period increased by approximately 47% from the same period in the preceding year. Mortgage loans and consumer loans increased 6% and 6%, respectively, for the same period.
> The average yield on loans increased 33 basis points to 7.95%, for the nine months ended June 30, 2001 compared to the same period in 2000. The yield on mortgage and consumer loans increased 31 basis points and 52 basis points, respectively, while the yield on commercial loans decreased 10 basis points for the nine months ended June 30, 2001 compared to the same period in 2000. The increased yields for mortgage and consumer loans was primarily due to rising interest rates through 2000, while the decreased yield for commercial loans was attributable to a change in the mix of the portfolio and the intense competition for these loans.
> Average balances in the investment securities portfolio grew 16%, as the Company continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
> The slightly lower yield in the investment portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal 2001 to manage the interest rate risk profile of the Company.


Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the nine months ended June 30, 2001 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 12.

> The increase in average deposits is attributable mainly to an increase in rates to attract new deposits and retain current deposits. The inverted yield curve that existed through much of fiscal 2000 and early 2001 placed significant rate pressure on the shorter-term certificate accounts, which represent a large part of the deposit base. The growth in average balances in checking and money market accounts has helped offset the increased costs related to certificate accounts.
> Average FHLB advances outstanding increased this six-month period compared to the same period last year due to significant growth in earning assets that were not funded through traditional deposit growth.
> The higher cost of funds related to deposits and FHLB advances is reflective of the rise in interest rates over the past year; however, recent actions by the Federal Reserve to decrease short-term interest rates is beginning to provide relief to the overall cost of funds.


Provision for Loan Losses. The provision for loan losses was $465,000 for the nine months ended June 30, 2001, compared to $450,000 for the nine months ended June 30, 2000. The Company had net charge-offs of $199,000 for the nine months ended June 30, 2001 compared to net charge-offs of $128,000 for the nine months ended June 30, 2000.


Other Income. Other income increased $506,000 to $2.0 million for the nine-month period ended June 30, 2001 from $1.5 million for the nine-month period ended June 30, 2000. The major changes were:

>    Net gain of $148,000 on the sales of $10.0 million of mortgage loans
> Increase of $248,000 in the cash surrender value of bank owned life insurance policies purchased in January 2000 and 2001.
>    Increase  of  $82,000  in  retail  account   service   charges,   including
     interchange fee income.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                               Nine months                  Nine months
                                               June 30, 2001                June 30, 2000                       Changes in
                                      ----------------------------  -----------------------------   --------------------------------
                                        Average             Yield/    Average              Yield/                            Yield/
                                        Balance   Interest   Cost     Balance  Interest     Cost    Balances    %   Interest  Cost
                                      ----------------------------  ---------  ------------------   --------------------------------
Interest-earnings assets (IEA):
        Mortgage loans                $ 321,585    $18,446   7.65%  $ 302,883   $16,671     7.34%   $ 18,702     6%  $ 1,775   0.31%
        Consumer loans                   81,962      5,359   8.72%     77,624     4,776     8.20%      4,338     6%      583   0.52%
        Commercial loans                 55,574      3,561   8.54%     37,762     2,447     8.64%     17,812    47%    1,114  -0.10%
                                      ---------     ------          ---------   -------             --------         -------
               Total loans receivable $ 459,121    $27,366   7.95%  $ 418,269    23,894     7.62%   $ 40,852    10%  $ 3,472   0.33%
        Investments and other (1) (2)   117,439      6,203   7.04%    101,576     5,426     7.12%     15,863    16%      777  -0.08%
                                      ---------     ------          ---------   -------             --------         -------
               Total  (1)               576,560    $33,569   7.76%    519,845   $29,320     7.52%   $ 56,715    11%  $ 4,249   0.24%
                                                   =======                      =======             ========         =======
Other assets                             26,087                        17,300
                                      ---------                     ---------
Total assets                          $ 602,647                     $ 537,145
                                      =========                     =========


Interest-bearing liabilities (IBL):
        Interest checking             $  32,254    $   427   1.77%  $  31,354   $   437     1.86%   $    900     3%  $   (10) -0.09%
        Savings                          28,075        395   1.88%     31,476       404     1.71%     (3,401)  -11%       (9)  0.17%
        Money market accounts            27,537        947   4.60%     25,222       788     4.17%      2,315     9%      159   0.43%
        Certificate accounts            258,648     11,549   5.97%    243,418     9,804     5.37%     15,230     6%    1,745   0.60%
                                      ---------    -------          ---------   -------             --------         -------
               Total deposits           346,514     13,318   5.14%    331,470    11,433     4.60%     15,044     5%    1,885   0.54%
        Advances and other borrowings   140,361      6,132   5.76%    125,276     5,388     5.73%     15,085    12%      744   0.03%
                                      ---------    -------          ---------   -------             --------         -------
               Total                    486,875    $19,450   5.32%    456,746   $16,821     4.91%   $ 30,129     7%  $ 2,629   0.41%
                                                                                =======             ========         =======
Other liabilities (3)                    31,269         77             20,680
                                      ---------    -------          ---------
        Total liabilities               518,144    $19,527            477,426
                                                   =======
Stockholders' equity                     84,503                        59,719
                                      ---------                     ---------
Total liabilities and equity          $ 602,647                     $ 537,145
                                      =========                     =========

Net interest income  (1)                           $14,042                      $12,499
                                                   =======                      =======
Average IEA to IBL                          118%                          114%
Interest rate spread                                         2.45%                          2.61%
Interest margin                                              3.25%                          3.21%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.
(2) Interest for fiscal 2001 includes interest income on $80.9 million of funds received from the public stock offering.
(3) Interest includes interest expense on $80.9 million of funds received from the public stock offering.

Other Expense. Other expense increased by $1.1 million to $10.1 million for the nine months ended June 30, 2001 from $9.0 million for the nine months ended June 30, 2000.

> Compensation and employee benefits increased $869,000 primarily due to six key positions added this year compared to last year, staffing for a new retail sales office, 5% average salary increases due to merit and cost of living adjustments, an increase in retirement plan costs due to the increased price of Company stock in the ESOP, an increased accrual for 401(k) plan contributions and other compensation related accruals.
> Occupancy and equipment increased $268,000 due to implementation of new technology and the opening a new retail sales office.

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

Cash and cash equivalents decreased $762,000 to $6.0 million for the nine months ended June 30, 2001. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In millions)
                                                                    -----------
         Cash used by operations                                      $ (  .3)
         FHLB advances and other borrowings                             (14.9)
         Increase in net deposits                                        34.6
         Maturities of and repayments on investment securities           28.2
         Purchases of investment securities                             (37.7)
         Net increase in loans                                          (34.6)
         Purchase of shares for employee benefit plans                  ( 4.6)
         Net proceeds received from issuance of common stock             30.6
         Other - net                                                    ( 2.1)
                                                                      -------
         Net decrease in cash and cash equivalents                    $ (  .8)
                                                                      =======

See "Comparison of Financial Condition at June 30, 2001 and September 30, 2000" for discussion of significant cash flows.

On June 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                             Amount              Percent
                                             ------              -------
                                             (In thousands)
Tangible capital........................... $ 68,126              10.82%
Tangible capital requirement...............    9,447               1.50
Excess over requirement....................   58,679               9.32

Core capital............................... $ 68,126              10.82%
Core capital requirement...................   25,192               4.00
Excess over requirement....................   42,934               6.82

Risk based capital......................... $ 71,641              17.70%
Risk based capital requirement.............   32,377               8.00
Excess over requirement....................   39,264               9.70

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

Since the OTS NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of March 31, 2001. The results of the NPV model are not yet available for June 30, 2001, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets. The NPV was calculated by the OTS, based on information provided by the Company.


                Net Portfolio Value ("NPV")         NPV as % of Present Value of Assets
             -----------------------------------    -----------------------------------
Change                                                                  Basis Point
In Rates     $ Amount      $ Change     % Change             NPV Ratio    Change
--------     --------      --------     --------             ---------    ------
                    (Dollars in thousands)
-----------------------------------------------------------------------------------
 +300 bp     $ 35,796        -37,382      -51%                 6.26%       -548 bp
-----------------------------------------------------------------------------------
 +200 bp       48,946        -24,232      -33%                 8.31%       -343 bp
-----------------------------------------------------------------------------------
 +100 bp       61,498        -11,680      -16%                10.14%       -159 bp
-----------------------------------------------------------------------------------
    0 bp       73,178                                         11.74%
-----------------------------------------------------------------------------------
 -100 bp       80,455         +7,277      +10%                12.62%        +89 bp
-----------------------------------------------------------------------------------
 -200 bp       84,554        +11,376      +16%                13.03%       +129 bp
-----------------------------------------------------------------------------------
 -300 bp       88,581        +15,402      +21%                13.39%       +165 bp
-----------------------------------------------------------------------------------


The Bank received a $16.0 million capital infusion in December from the holding company in connection with the Conversion. The Bank's NPV ratio as of March 31, 2001, at a 200 basis point upward shock in interest rates, increased to 8.31%, a significant increase from the 4.81% as of September 30, 2000. The OTS defines the sensitivity measure as the change in NPV Ratio with a 200 basis point shock. The Bank's sensitivity measure reflects a 343 basis point decline in NPV ratio as of March 31, 2001. This compares to a sensitivity measure of 437 basis points as of September 30, 2000. The Bank performs, on a quarterly basis, a dynamic business simulation that reflects an on-going business entity.

                           FLORIDAFIRST BANCORP, INC.
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.


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

                  (b)     Reports on Form 8-K

                           On May 29, 2001 FloridaFirst Bancorp, Inc. filed a Form 8-K to announce that the Board of Directors had changed its independent auditors from KPMG LLP to Hacker, Johnson & Smith PA for the fiscal year ending September 30, 2001.






                           FLORIDAFIRST BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLORIDAFIRST BANCORP, INC.




Date: August 10, 2001                  By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 10, 2001                  By:  /s/Kerry P. Charlet
                                            ------------------------------------
                                            Kerry P. Charlet
                                            Chief Financial Officer
                                            (Principal Accounting Officer)