Form 10-K405
period 2001-09-30
FLORIDAFIRST BANCORP INC
filed 2001-12-21
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended          September 30, 2001
                                         -------------------------------

                                     - or -

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to
                                             ----------------    ---------------

                           Commission Number: 0-32139

                           FLORIDAFIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             State of Florida                                  59-3662010
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                           Identification No.)

            205 East Orange Street                               33801-4611
----------------------------------------------              --------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (863) 688-6811
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO (Not subject to such filing requirements for the past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on December 17, 2001, was $78.0 million.

As of December 17, 2001, there were issued and outstanding 5,486,850 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1 Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001. (Parts I, II and IV)
2 Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2002. (Part III)

                                     PART I

Item 1.  Description of Business
--------------------------------

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

The Company provides commercial and retail banking services, with an emphasis on one- to four-family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts and savings accounts. In addition, the Company originates commercial real estate loans and offers checking accounts and other credit facilities to businesses within its market area. At September 30, 2001, the Company had total assets, deposits and equity of $660.4 million, $399.5 million, and $93.8 million, respectively.

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

On December 6, 2001, the Bank signed a definitive agreement with SunTrust Bank ("SunTrust") to purchase seven Florida branches from SunTrust coincident with SunTrust's acquisition of such branches from Huntington National Bank ("Huntington"). Four of the Huntington branches are located in Lakeland, Florida, and one each in Avon Park and Sebring in Highlands County, and one branch in Wildwood, Florida. The transaction will include assumption of approximately $165 million in deposits and the purchase of approximately $25 million in loans related to the seven branches.

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

                                                                     At September 30,
                               ------------------------------------------------------------------------------------------
                                    2001               2000                1999              1998              1997
                               ---------------    ---------------   ----------------   ---------------   ----------------
                               Amount  Percent    Amount  Percent   Amount   Percent   Amount  Percent   Amount   Percent
                               ------  -------    ------  -------   ------   -------   ------  -------   ------   -------
                                                                 (Dollars in thousands)
Type of Loans:
-------------
Mortgage loans:
   Residential:
      Permanent..............$312,309     61.7%  $304,419    66.1%  $276,115   65.6%  $244,667   68.3%   $256,742    69.3%
      Construction...........  35,516      7.0     27,996     6.1     32,974    7.8     27,311    7.6      22,350     6.0
   Multi-family..............   2,306      0.5      3,610      .8      5,787    1.4      4,464    1.2       4,154     1.1
   Commercial real estate....  56,065     11.1     28,176     6.1     19,783    4.7     16,134    4.5      12,064     3.3
   Land......................   8,907      1.8     12,886     2.8      9,548    2.3      6,796    1.9       6,153     1.7
Commercial...................   5,061      1.0      2,533      .5      1,374     .3      1,083     .3         218      --
Consumer Loans:
  Home equity loans (1)......  33,200      6.5     28,926     6.3     22,545    5.4     13,137    3.7      18,310     4.9
  Auto loans.................  42,293      8.3     40,717     8.8     42,181   10.0     34,795    9.7      43,504    11.7
  Other......................  10,439      2.1     11,396     2.5     10,318    2.5      9,959    2.8       7,415     2.0
                             --------     ----   --------    ----   --------   ----   --------   ----    --------    ----
Total loans.................. 506,096    100.0%   460,659   100.0%   420,625  100.0%   358,346  100.0%    370,910   100.0%
                                         =====              =====             =====             =====               =====
Less:
  Loans in process (2).......  28,289              16,952             19,774            17,013             12,589
  Deferred loan fees and
    unearned interest........       -                   -                  -               159                137
  Allowance for loan losses..   3,652               3,321              2,941             2,564              2,633
                             --------            --------           --------          --------           --------
Total loans, net.............$474,155            $440,386           $397,910          $338,610           $355,551
                             ========            ========           ========          ========           ========

        -----------
        (1)     Includes home equity lines of credit.
        (2)     Relates to construction loans.

Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Company's loan portfolio at September 30, 2001. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Amounts are in thousands.

                                                 Commercial    Home     Auto and
                                        Multi-   real estate  equity     Other
                         Residential(1) family   and land     loans     consumer   Total
                         ---------------------   --------     -----     --------   -----

Amounts Due:
Within 1 Year ..........   $ 43,571   $    137   $ 31,532   $  6,522   $  4,376   $ 86,138
After 1 year:
  1 to 3 years .........     27,486        799      9,260        764     14,256     52,565
  3 to 5 years .........     13,000        514     12,989      2,962     24,785     54,250
  Over 5 years .........    263,768        856     16,252     22,952      9,315    313,143
                           --------   --------   --------   --------   --------   --------
Total due after one year    304,254      2,169     38,501     26,678     48,356    419,958
                           --------   --------   --------   --------   --------   --------
Total amount due .......   $347,825   $  2,306   $ 70,033   $ 33,200   $ 52,732   $506,096
                           ========   ========   ========   ========   ========   ========

-------------
(1)   Includes $35,516 in construction loans.

The following table sets forth the dollar amount of all loans due after September 30, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                         Fixed Rates  Adjustable rates   Total
                                         -----------  ----------------   -----
                                                     (In thousands)
    Residential ...................       $265,657       $ 38,597       $304,254
    Multi-family ..................          1,775            394          2,169
    Commercial real estate and land         37,324          1,177         38,501
    Home equity loans .............         26,678             --         26,678
    Auto and other consumer .......         48,356             --         48,356
                                          --------       --------       --------
      Total .......................       $379,790       $ 40,168       $419,958
                                          ========       ========       ========

Residential Lending. The Company's primary lending activity consists of the origination of one-to-four family residential mortgage loans secured by property located in the Company's market area. The Company generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Company will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is required on the amount financed in excess of 80%. The Company currently originates shorter-term fixed-rate and adjustable-rate loans for retention in its portfolio. Longer-term fixed-rate mortgages are generally sold to correspondent lenders on a servicing released basis. A mortgage loan originated by the Company, whether fixed-rate or adjustable-rate, can have a term of up to 30 years. Adjustable-rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.

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

As of September 30, 2001, 82% of all the Company's residential construction loans were made to individual homeowners. After the house is constructed, the loan terms are modified to terms that apply to permanent residential loans. The underwriting guidelines for the construction to permanent loans are the same as the permanent loans, but additional construction administration procedures and inspections are followed during the construction process to assure that satisfactory progress is being made prior to funding the construction draw requests.

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

The Company limits its exposure for construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, the Company limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder. At September 30, 2001, approximately 18% of the Company's construction loans are to local builders.

Commercial Real Estate and Other Loans. The Company originates commercial real estate mortgage loans and loans on multi-family dwellings and developed and undeveloped land. The Company's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. The average loan size is approximately $300,000 and typically are made at fixed rates of interest with five to ten year maturities, at which point the loan is repaid or the terms and conditions are renegotiated. Essentially all originated commercial real estate loans are within the Company's market area and all are within the State of Florida. The Company's largest commercial real estate loan had a balance of $4.4 million on September 30, 2001 and was secured by a warehouse building. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

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

Commercial Banking. To accomplish its mission to become a full service community bank, the Company has expanded its products and services offerings to the small to medium size businesses within its market area. Experienced personnel have been added within the past year and the Company's plans call for the hiring of additional personnel over the next few years to assist in reaching its objectives. New sales call programs, credit analysis guidelines, loan grading systems, technology upgrades and new products and services either have been implemented or are in the process of implementation. The Company plans to satisfy not only the borrowing needs of prospective business customers, but plans to have the full complement of deposit services and customer services related to the checking, savings, and cash management needs of these businesses.

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

The Company recognizes the generally increased risks associated with commercial business lending. The Company's commercial business lending policy emphasizes the following:

>    credit file documentation,
>    analysis of the borrower's capacity to repay the loan,
>    adequacy of the borrower's capital and collateral,
>    analysis of the  borrower's  character,  and
>    evaluation of the industry conditions affecting the borrower.

Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. The Company plans to expand its commercial business lending, subject to market conditions.

The Company generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2001, the commercial business loans ranged from $5,000 to $2.8 million, with an average balance outstanding of $67,000. With the exception of two loans totaling $489,000, all such loans are current and have performed in accordance with their terms. The Company has provided a reserve of $98,000 for the two delinquent loans because recovery of the full loan balance is highly unlikely.

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

Consumer loans entail greater risks than one- to four-family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate, the risk to the Company is greater than that inherent in the single family loan portfolio, in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may depend on whether any value remains after collection by a holder with a higher priority than the Company. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans after a default.

At September 30, 2001, 69% of the Company's automobile loans outstanding were loans originated through local automobile dealerships. Although this type of lending generally carries a greater risk factor, the Company has experienced personnel to handle this type of lending. The dealer arrangements are limited primarily to a few local dealers where long term relationships have been established and the loans acquired typically are those made to higher credit quality borrowers.

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

Loan Commitments. The Company generally grants commitments to fund fixed and adjustable-rate single family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Company's commitments to extend credit as of September 30, 2001 was $1.9 million.

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

                                                             At September 30,
                                              ----------------------------------------------
                                               2001      2000      1999      1998      1997
                                              ------    ------    ------    ------    ------
                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential .............................   $  320    $   33    $  581    $  445    $1,624
  Multi-family ............................       --        --        --        --        --
  All other mortgage loans ................      489       638       103        --       491
Commercial loans
                                                  --        45        --        --        --
Consumer loans:
  Home equity loans .......................       69        --        --        --        --
  Other consumer ..........................       82        46       146       391       199
                                              ------    ------    ------    ------    ------
Total .....................................   $  960    $  762    $  830    $  836    $2,314
                                              ======    ======    ======    ======    ======

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Residential .............................       --        --        --        --        --
  Multi-family ............................       --        --        --        --        --
  All other mortgage loans ................       --        --        --        --        --
Consumer loans:
  Home equity and second mortgages ........       --        --        --        --        --
  Other consumer ..........................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................   $   --    $   --    $   --    $   --    $   --
                                              ------    ------    ------    ------    ------
Total non-performing loans ................   $  960    $  762    $  830    $  836    $2,314
                                              ======    ======    ======    ======    ======
Real estate owned .........................   $   60    $  113    $   15    $  403    $   67
                                              ======    ======    ======    ======    ======
Other non-performing assets ...............   $  216    $   90    $  188    $   91    $  104
                                              ======    ======    ======    ======    ======
Total non-performing assets ...............   $1,236    $  965    $1,033    $1,330    $2,485
                                              ======    ======    ======    ======    ======
Total non-performing loans to net loans ...      .20%      .17%      .21%      .25%      .65%
                                              ======    ======    ======    ======    ======
Total non-performing loans to total assets       .15%      .13%      .17%      .20%      .49%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .19%      .17%      .21%      .32%      .53%
                                              ======    ======    ======    ======    ======

During the year ended September 30, 2001, approximately $65,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period.

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

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2001 the classified assets were (in thousands):

                 Special mention.....................     $ 1,299
                 Substandard.........................       2,660
                 Doubtful............................          --
                 Loss................................          --
                                                          -------
                      Total..........................     $ 3,959
                                                          =======


The category of substandard assets includes a $1.0 million corporate bond that has been downgraded below investment grade and the corporate entity is in Chapter 11 bankruptcy proceedings. The Company's management cannot make a specific determination what portion of the security, if any, has experienced a decline in value that is other than temporary.

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

The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                        At September 30,
                                                -----------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                ---------     ---------     ---------     ---------     ---------
                                                                        (Dollars in thousands)
Allowance balance, beginning of period ......   $   3,321     $   2,941     $   2,564     $   2,633     $   2,385
                                                ---------     ---------     ---------     ---------     ---------
Provision for loan losses ...................         615           630           540           405           317
                                                ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Residential ...............................         (15)          (32)          (37)         (218)          (19)
  Commercial and commercial real estate .....         (45)            -             -          (146)          (12)
  Consumer ..................................        (326)         (256)         (214)         (110)          (38)
                                                ---------     ---------     ---------     ---------     ---------
Total charge-offs ...........................        (386)         (288)         (251)         (474)          (69)

Recoveries ..................................         102            38            88            --            --
                                                ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries ................        (284)         (250)         (163)         (474)          (69)
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance, end of period ............   $   3,652     $   3,321     $   2,941     $   2,564     $   2,633
                                                =========     =========     =========     =========     =========
Total loans outstanding .....................   $ 477,807     $ 443,707     $ 400,851     $ 341,174     $ 358,184
                                                =========     =========     =========     =========     =========
Average loans outstanding ...................   $ 463,569     $ 423,409     $ 368,513     $ 339,218     $ 339,992
                                                =========     =========     =========     =========     =========
Allowance for loan losses as a percent of
    total loans outstanding .................         .76%          .75%          .73%          .75%          .74%
Net loans charged off as a percent of average
    loans outstanding .......................         .06%          .06%          .04%          .14%          .02%

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

                                                                         At September 30,
                            --------------------------------------------------------------------------------------------------------
                                 2001                  2000                  1999                1998                 1997
                            ------------------    -------------------  -------------------  -------------------   ------------------
                                    Percent of            Percent of           Percent of           Percent of           Percent of
                                     loans to              loans to             loans to             loans to             loans to
                            Amount  total loans   Amount  total loans  Amount  total loans  Amount  total loans   Amount total loans
                            ------  -----------   ------  -----------  ------  -----------  ------  -----------   ------ -----------
                                                                      (Dollars in thousands)
At end of period
allocated to:
Residential.........        $1,846     68.7%     $ 1,804      72.2%    $1,689      73.4%    $1,564      75.9%    $ 1,523      75.3%
Multi-family........            17       .5           27        .8         37       1.4         33       1.2          31       1.1
Commercial real
estate and land.....           731     12.9          541       8.9        272       7.0        193       6.4         248       4.9
Commercial..........            76      1.0           25        .5         17        .3         13        .3           3        .1
Consumer............           982     16.9          924      17.6        926      17.9        761      16.2         828      18.6
                            ------    -----      -------     -----     ------     -----     ------     -----     -------     -----
Total allowance.....        $3,652    100.0%     $ 3,321     100.0%    $2,941     100.0%    $2,564     100.0%    $ 2,633     100.0%
                            ======    =====      =======     =====     ======     =====     ======     =====     =======     =====

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

The Company maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At September 30, 2001, the Company had an investment securities portfolio of $129.5 million (19.6% of total assets).

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

The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within its policy) without prior approval from the Board of Directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Company does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities that are not investment grade.

The Board through its Investment and Asset Liability Committee ("ALCO") has charged the Chief Financial Officer to implement the policy. All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).


Securities. The Company maintains a portfolio of securities, classified as either available for sale or held to maturity, to enhance total return on investments. At September 30, 2001, the Company's securities included U.S. government agency obligations with varying characteristics as to rate, maturity and call provisions, corporate bonds, and municipal bonds. Callable agency securities, representing 47% of the Company's U.S. government agency obligations at September 30, 2001, could reduce the Company's investment yield if these securities are called prior to maturity.

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

Collateralized Mortgage Obligations ("CMOs"). The Company also invests in CMOs, issued or sponsored by Fannie Mae, Freddie Mac or private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk that may be different from that of the underlying collateral and other tranches. Investing in CMOs allows the Company to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

Corporate Bonds. Corporate bonds (including capital trust securities) generally have long-term maturities, but include call provisions at earlier dates
(generally after seven to ten years). The call provisions usually contain a premium price to exercise the call feature. The Company has invested in these longer maturity bonds and securities with fixed rates of interest to provide higher yields to protect part of its assets from the possible decline in interest rates over the life of the bond. Although interest rates may rise over the life of these securities, management believes these securities provide a good complement to those assets (loans and securities) which are subject to periodic principal repayments and payoffs before contractual maturities.

Municipal Bonds. Municipal bonds have maturities from 11 to 20 years with premium call provisions after seven to ten years. These bonds are exempt from federal income taxes, therefore, have lower stated interest rates. All municipal bonds owned by the bank have fixed rates of interest. The yields included in the investment tables reflect the tax equivalent yields for the municipal bonds.

Other Securities. Other securities owned by the Company, but not included in the investment portfolio, consist of equity securities, interest-bearing deposits and federal funds sold. Equity securities owned consist primarily of a $7.7 million investment in FHLB of Atlanta common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Company's overall investment strategy.

The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.

                                                                                  At September 30,
                                                                      -------------------------------------
                                                                         2001           2000           1999
                                                                         ----           ----           ----
                                                                                  (In thousands)
          Securities held to maturity:
          ----------------------------
          U.S. government agency securities................                --       $  1,000        $ 4,000
          Collateralized mortgage obligations..............                --          8,687          8,724
                                                                     --------       --------        -------
          Total securities held to maturity................                --          9,687         12,724
                                                                     --------       --------        -------

          Securities available for sale (at fair value):
          ----------------------------------------------
          U.S. government agency securities ...............           $ 8,850         19,357         20,513
          Collateralized mortgage obligations..............            44,045         18,072          7,420
          Mortgage-backed securities.......................            29,551         29,650         28,316
          Corporate bonds..................................            29,555         20,186          6,718
          Municipal bonds..................................            17,533          9,396          5,185
                                                                     --------       --------        -------
          Total securities available for sale..............           129,534         96,661         68,152
                                                                     --------       --------        -------

           Total ..........................................          $129,534       $106,348        $80,876
                                                                     ========       ========        =======

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities (or repricing terms for variable rate securities) of the Company's securities portfolio at September 30, 2001. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                   At September 30, 2001
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years    Total Securities
                              ----------------   -----------------   -----------------  ------------------- ------------------------
                             Carrying   Average  Carrying   Average  Carrying   Average  Carrying  Average  Carrying Average  Market
                               value     yield     value     yield     value     Yield     value    yield     value   yield   value
                               -----     -----     -----     -----     -----     -----     -----    -----     -----   -----   -----
                                                                   (Dollars in thousands)
U.S. government agency
  Securities.................      --      --     $3,159       6.12%  $ 5,691     6.69%       --       --   $  8,850  6.48% $  8,850

Collateralized mortgage
obligations.................. $ 6,583    4.19%        --         --        --       --  $ 37,462     6.64%    44,045  6.27    44,045
Mortgage-backed securities...   4,611    6.14         --         --     3,437     6.22    21,503     6.91     29,551  6.71    29,551
Corporate bonds..............   3,032    6.88      9,945       7.48     4,260     8.11    12,318     8.55     29,555  7.95    29,555
Municipal bonds..............      --      --         --         --        --       --    17,533     7.58     17,533  7.58    17,533
                              -------            -------              -------           --------            --------        --------

  Total...................... $14,226    5.40%   $13,104       7.15%  $13,388     7.02% $ 88,816     7.15%  $129,534  6.95% $129,534
                              =======    ====    =======       ====   =======     ====  ========     ====   ========  ====  ========


Sources of Funds

General. Deposits are the major source of the Company's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and other securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

Deposits. The Company offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

The Company's current deposit products include certificate accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in these accounts, depending on the customer's investment preference.

Deposits are obtained primarily from residents of Polk and Manatee Counties. The Company attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, direct mail and print media advertising. The Company utilizes the services of deposit brokers to a minimal extent and management believes that an insignificant number of deposit accounts are held by non-residents of Florida.

The Company pays interest on its deposits that are competitive in its market. Interest rates on deposits are set weekly by senior management, based on a number of factors, including:

>    projected cash flow;
>    a current  survey of a selected  group of  competitors'  rates for  similar products;
>    external data which may influence interest rates;
>    investment opportunities and loan demand; and
>    scheduled certificate maturities and loan and investment repayments.

Because of the large percentage of certificate accounts in the deposit portfolio (70.9% at September 30, 2001), the Company's liquidity could be reduced if a significant amount of these accounts, maturing within a short period of time, were not renewed. A significant portion of the certificate accounts remain with the Company after they mature and the Company believes that current renewal patterns will continue. However, the need to retain these accounts could result in an increase in the Company's cost of funds.

The following table shows the amount (in thousands) of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 2001.

         Maturity Period                           Certificate Accounts
         ---------------                           --------------------
         Within three months................              $ 9,218
         Three through six months...........               11,342
         Six through twelve months..........               25,454
         Over twelve months.................               39,673
                                                          -------
              Total                                       $85,687
                                                          =======

Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, may borrow funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by stock in the FHLB and a portion of the Company's residential mortgage loans and may be secured by other assets, principally securities that are obligations of or guaranteed by the U.S. Government. The Company typically has funded loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, securities maturities and new deposits. However, in recent years the Company has utilized FHLB advances to supplement these sources and as a match against certain assets in order to better manage interest rate risk. The following table sets forth the maximum month-end balance and the average balance of Federal Home Loan Bank advances for the periods indicated.

                                                For the Year Ended September 30,
                                                --------------------------------
                                                 2001       2000        1999
                                                 ----       ----        ----
                                                     (Dollars in thousands)
   Maximum amount of borrowings outstanding
     at any month end:
       Advances from FHLB...................... $151,250   $158,000    $87,600
   Approximate average borrowings outstanding
     with respect to:
       Advances from FHLB...................... $140,120   $128,523    $49,510
   Approximate weighted average rate paid on:
       Advances from FHLB......................     5.74%      5.93%      4.82%


See Note 7 to the consolidated financial statements for additional information.



Personnel

As of  September  30,  2001  the  Company  had 176  full-time  employees  and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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

As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."


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

Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2001 at 0% to .027 % of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

In addition, all insured institutions of the FDIC are required to pay assessments at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory  Capital  Requirements.   OTS  capital  regulations  require  savings
institutions to meet three capital standards:

>    tangible capital equal to 1.5% of total adjusted assets;
> "Tier 1" or "core" capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts; and
>    risk-based capital equal to 8% of total risk-weighted assets.


The Bank's capital ratios are set forth in Note 10 to the consolidated financial statements.

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

A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if:

> it is not eligible for expedited treatment under the applications processing rules of the OTS;
> the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years;
>    it would not adequately be capitalized after the capital distribution; or
> the distribution would violate an agreement with the OTS or applicable regulation.

The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules. The OTS may disapprove a notice or deny an application for a capital distribution by the Bank if:

> the savings institution would be undercapitalized following the capital distribution;
>    the proposed capital distribution raises safety and soundness concerns; or
>    the capital  distribution  would  violate a  prohibition  contained  in any
     statute,   regulation  or  agreement.

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

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either:

> be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution; or

> satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain qualified thrift investments, defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans. For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every 12 months. The Bank met the qualified thrift lender test as of September 30, 2001 and in each of the last 12 months and, therefore, qualifies as a qualified thrift lender.


Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2001, the Bank's legal lending limit to one borrower was $10.4 million.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non- personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements. At September 30, 2001 the Bank was in compliance with these requirements.


Item 2.  Description of Property
--------------------------------

The Registrant's corporate office is located at 205 East Orange Street in Lakeland, Florida and conducts its business through eleven offices, which are located in Polk and Manatee Counties in Florida. The following table sets forth the location of each of our offices, the year the office was opened and the net book value (in thousands) of each office and its related equipment.

                                            Year facility
                                               opened or     Leased or   Net book value at
           Building/Office Location            acquired       Owned      September 30, 2001
           ------------------------            --------       -----      ------------------
        Downtown/Corporate Headquarters          1957         Owned             $2,358
        Branch Offices:
             Grove Park                          1961         Owned                304
             Highlands                           1972         Owned                499
             Interstate                          1985         Owned                465
             Town and Country                    2000        Leased (3)            277
             Lakewood Ranch                      2001         Owned              2,246
             Winter Haven North                  1978         Owned                485
             Winter Haven South                  1995         Owned                839
             West Bradenton                      1989         Owned                742
             Cortez (Bradenton)                  1972        Leased (1)             92
             Scott Lake                          1997         Owned                557
        Operations Center                        1964         Owned                268
        Residential Lending Office               1999        Leased (2)             24
        Land                                                                     1,199
        Other projects in progress                                                 589

----------------
(1) Five-year lease that terminates December 31, 2003, but has two three-year renewal options.
(2)  Annual renewable lease.
(3)  Ten year lease with two five year options.

As of September 30, 2001, the net book value of land, buildings, furniture and equipment owned by us, less accumulated depreciation, totaled $10.9 million. In addition, on December 6, 2001 the Bank entered into an agreement to purchase the deposits and seven branch facilities from another financial institution. The net book value of the purchased facilities and related equipment approximates $2.5 million.

Item 3.  Legal Proceedings
--------------------------

From time to time the Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, neither the Company nor the Bank is a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

Page 3 of the 2001 Annual Report to Stockholders ("Annual Report") is herein incorporated by reference.


Item 6.  Selected Financial Data
--------------------------------

Pages 4 and 5 of the Annual Report are herein incorporated by reference.


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Pages 6 through 16 of the Annual Report are herein incorporated by reference.



Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Pages 7 through 8 of the Annual Report are herein incorporated by reference.



Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Pages 18 through 42 of the Annual Report are herein incorporated by reference.



Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

Information regarding the change in accountants is incorporated herein to the Form 8-K dated May 22, 2001 and filed on May 29, 2001.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information concerning Directors and Executive Officers of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 29, 2002 ("Proxy Statement").


Item 11.  Executive Compensation
--------------------------------

Information   concerning  executive   compensation  is  incorporated  herein  by
reference from the Company's Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)      Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" of the Proxy Statement.

(b)      Security Ownership of Management

         Information required by this item is incorporated herein by reference to the sections captioned "Principal Holders" and "Proposal I -- Election of Directors" of the Proxy Statement.

(c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

 (a) (1)  Financial Statements:

         The consolidated statements of financial condition of the Company and subsidiary as of September 30, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2001, together with the related notes and the independent auditors' report of Hacker, Johnson & Smith PA, independent certified public accountants are incorporated by reference to the Annual Report.

(a) (2)   Financial Statement Schedules:

         All financial statement schedules have been omitted, as the information is not required under the related instructions or is inapplicable.


(a) (3) Exhibits:

          Exhibit
          Number                    Document
          ------                    --------
           3(i)     Articles of Incorporation of FloridaFirst Bancorp, Inc.*
           3(ii)    Bylaws of FloridaFirst Bancorp, Inc.*
             4      Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
           10.1     Form of Employment Agreement entered into with the named executive officers of
                    FloridaFirst Bank *
           10.2     1999 Stock Option Plan **
           10.3     Restricted Stock Plan **
           10.4     Supplemental Executive Retirement Plan for the Benefit of Certain Senior Officers*
            21      Subsidiaries of Registrant (See Item 1 - Description of the Business)
            23      Consent of Accountants

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by FloridaFirst Bancorp on December 29, 1999 (File No. 0-25693).


(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed by FloridaFirst Bancorp, Inc. during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLORIDAFIRST BANCORP, INC.


 Date: December 21, 2001               By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/Gregory C. Wilkes                          /s/Kerry P. Charlet
-------------------------------------         --------------------------------------------
Gregory C. Wilkes                             Kerry P. Charlet
President and Chief Executive Officer         Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and Accounting Officer)

/s/Nis H. Nissen, III                         /s/Stephen A. Moore, Jr.
-------------------------------------         --------------------------------------------
Nis H. Nissen, III                            Stephen A. Moore, Jr.
Chairman of the Board                         Director


/s/Llewellyn N. Belcourt                      /s/Arthur J. Rowbotham
-------------------------------------         --------------------------------------------
Llewellyn N. Belcourt                         Arthur J. Rowbotham
Director                                      Director


/s/J. Larry Durrence                          /s/G. F. Zimmermann, III
-------------------------------------         --------------------------------------------
J. Larry Durrence                             G. F. Zimmermann, III
Director                                      Director
