Form 10-Q
period 2001-12-31
FLORIDAFIRST BANCORP INC
filed 2002-02-14
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2001
                                    -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission file number 0-32139
                                                -------

                           FLORIDAFIRST BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        59-3662010
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

205 East Orange Street, Lakeland, Florida               33801-4611
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (863) 688-6811
                                                      --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding
         Class                                              at February 12, 2002
---------------------------                                 --------------------
$.10 par value common stock                                  5,487,262 shares

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
             FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 1.  Financial Statements and Notes Thereto.........................   1
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   6
Item 3.  Qualitative and Quantitative Disclosure About Market Risk......   12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   13
Item 2.  Changes in Securities..........................................   13
Item 3.  Defaults upon Senior Securities................................   13
Item 4.  Submission of Matters to a Vote of Security Holders............   13
Item 5.  Other Information..............................................   13
Item 6.  Exhibits and Reports on Form 8-K...............................   13

SIGNATURES..............................................................   14

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                      (In thousands, except share amounts)

                                                                 December 31, September 30,
ASSETS                                                              2001         2001
                                                                  ---------    ---------
                                                                 (Unaudited)

Cash and cash equivalents                                         $  11,034    $  21,676
Securities available for sale, at fair value                        141,289      129,534
Loans, net of allowance for loan losses of $3,746 and $3,652        465,327      474,155
Premises and equipment, net                                          12,362       10,944
Federal Home Loan Bank stock, at cost                                 7,670        7,670
Cash surrender value of bank-owned life insurance                    10,969       10,795
Other assets                                                          5,792        5,595
                                                                  ---------    ---------
                     Total assets                                 $ 654,443    $ 660,369
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                          $ 412,069    $ 399,537
Federal Home Loan Bank advances                                     134,500      149,500
Other borrowings                                                     11,091       11,048
Other liabilities                                                     2,134        6,470
                                                                  ---------    ---------
                     Total liabilities                              559,794      566,555
                                                                  ---------    ---------


Stockholders' equity:
Common stock, $ .10 par value, 80,000,000 shares authorized,
    5,522,262 and 5,521,850 issued                                      552          552
Additional paid-in capital                                           52,053       52,059
Retained earnings                                                    47,675       46,616
Treasury stock, at cost, 35,000 and 35,000 shares                      (481)        (481)
Unallocated shares held by the employee stock ownership plan         (4,869)      (5,410)
Unallocated restricted stock plan shares                               (783)        (986)
Accumulated other comprehensive income                                  502        1,464
                                                                  ---------    ---------
                     Total stockholders' equity                      94,649       93,814
                                                                  ---------    ---------
                     Total liabilities and stockholders' equity   $ 654,443    $ 660,369
                                                                  =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                                               For the three months ended
                                                                      December 31,
                                                                     2001      2000
                                                                    -------   -------
                                                                        (Unaudited)
Interest income:
Loans                                                               $ 9,039   $ 8,869
Securities and other                                                  2,227     2,078
                                                                    -------   -------
       Total interest income                                         11,266    10,947
                                                                    -------   -------
Interest expense:
Deposits                                                              4,203     4,601
Federal Home Loan Bank advances and other borrowings                  1,968     2,160
                                                                    -------   -------
       Total interest expense                                         6,171     6,761
                                                                    -------   -------
Net interest income                                                   5,095     4,186
Provision for loan losses                                               150       180
                                                                    -------   -------
Net interest income after provision for loan losses                   4,945     4,006
                                                                    -------   -------
Other income:
Fees and service charges                                                414       363
Net gain on sale of assets                                               97        44
Other, net                                                              323       166
                                                                    -------   -------
       Total other income                                               834       573
                                                                    -------   -------
Other expenses:
Compensation and employee benefits                                    2,246     1,743
Occupancy and equipment                                                 611       490
Marketing                                                               111        92
Data processing                                                         122       121
Federal insurance premiums                                               18        18
Other                                                                   764       660
                                                                    -------   -------
       Total other expenses                                           3,872     3,124
                                                                    -------   -------
Income before income taxes                                            1,907     1,455
Income taxes                                                            573       483
                                                                    -------   -------
NET INCOME                                                          $ 1,334   $   972
                                                                    =======   =======

Basic earnings per share                                            $  0.26   $  0.18
                                                                    =======   =======
Diluted earnings per share                                          $  0.25   $  0.18
                                                                    =======   =======
Weighted average common and common equivalent shares outstanding:
    Basic                                                             5,117     5,366
                                                                    =======   =======
    Diluted                                                           5,250     5,487
                                                                    =======   =======
Dividends per share                                                 $  0.05   $  0.04
                                                                    =======   =======


See accompanying notes to unaudited condensed consolidated financial statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  For The Three Months
                                                                                    Ended December 31,
                                                                                     2001        2000
                                                                                   --------    --------
                                                                                        (Unaudited)
Operating activities:
Net income                                                                         $  1,334    $    972
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Provision for loan losses                                                           150         180
    Depreciation                                                                        278         226
    Originations of loans held for sale                                             (10,134)          -
    Net gain on sale of loans held for sale                                             (92)        (44)
    Proceeds from sale of loans held for sale                                         6,374       3,036
    (Increase) decrease in other assets                                                (371)        645
    Decrease in other liabilities                                                    (2,741)     (1,430)
                                                                                   --------    --------
          Net cash (used in) provided by operating activities                        (5,202)      3,585
                                                                                   --------    --------
Investing activities:
Proceeds from sales, maturities and repayments of securities                         13,234      13,286
Decrease (increase) in loans, net                                                    12,234     (13,566)
Purchase of securities available for sale                                           (26,516)     (3,170)
Redemption of FHLB stock                                                                  -       2,125
Purchases of premises and equipment                                                  (1,696)       (198)
                                                                                   --------    --------
          Net cash used in investing activities                                      (2,744)     (1,523)
                                                                                   --------    --------
Financing activities:
Net increase in deposits                                                             12,532       7,954
Net decrease in FHLB advances                                                       (15,000)    (62,000)
Net increase (decrease)  in other borrowings                                             43      (2,937)
Dividends paid                                                                         (274)        (92)
Stock subscription refunds                                                                -      25,209
Net proceeds from issuance of common stock                                                3      30,709
                                                                                   --------    --------
          Net cash used in financing activities                                      (2,696)     (1,157)
                                                                                   --------    --------
Net (decrease) increase in cash and cash equivalents                                (10,642)        905
Cash and cash equivalents at beginning of period                                     21,676       6,734
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $ 11,034    $  7,639
                                                                                   ========    ========

Supplemental  disclosure of cash flow  information - Cash paid during the period for:
    Interest                                                                       $  6,612    $  7,380
                                                                                   ========    ========
    Taxes                                                                          $    300    $    229
                                                                                   ========    ========

Supplemental disclosure of noncash information -
Additions to investment in real estate acquired through foreclosure                $    296    $     33
                                                                                   ========    ========
(Decrease) increase in unrealized gain on securities available for sale, net of
    deferred tax expense (benefit) of ($564) and $635                              $   (963)   $  1,081
                                                                                   ========    ========
Net distribution of restricted stock plan shares                                   $    203    $     97
                                                                                   ========    ========
Allocation of shares held by the employee stock ownership plan                     $    541    $    325
                                                                                   ========    ========


See accompanying notes to unaudited condensed consolidated financial statements

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of FloridaFirst Bancorp, Inc. and its subsidiary, FloridaFirst Bank (collectively, the "Company"), were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


Note 2 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented was as follows (in thousands):

                                                       Three Months Ended
                                                          December 31,
                                                    ------------------------
                                                      2001            2000
                                                    --------        --------
   Net income                                       $  1,334        $    972
   Other comprehensive income                           (962)          1,081
                                                    --------        --------
   Comprehensive income                             $    372        $  2,053
                                                    ========        ========

Other comprehensive income consisted entirely of unrealized gains, net of deferred taxes, on available for sale securities.



Note 3 - BRANCH ACQUISITION

On December 6, 2001 the Company signed a definitive agreement to purchase seven Florida branches ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such branches from Huntington National Bank ("Huntington"). Four of these Huntington branches are located in Lakeland, Florida, and one each in Avon Park and Sebring in Highlands County, and one branch in Wildwood, Florida. The transaction will include assumption of approximately $155 million in deposits and the purchase of approximately $25 million in loans related to these seven branches. The Company will pay a premium of approximately 7.6% of the deposit liabilities being acquired. This transaction was approved by the Office of Thrift Supervision on January 24, 2002.

The Company anticipates that an intangible asset approximating $14 million will result at the consummation of the transaction. The Company has not determined what portion, if any, of the intangible asset will be subject to periodic amortization.

Note 4 - STOCK OPTION PLAN

On December 21, 2001 the Board of Directors approved the 2002 Stock Option Plan and granted awards on December 22, 2001. The plan was ratified by the stockholders at the annual meeting on January 29, 2002. Under this plan certain directors, officers and employees were granted options to purchase in aggregate 314,795 shares of the Company's stock over the next five years. Option vesting ranges from 20% to 33% each year beginning September 30, 2002. The exercise price of the options has been established at $16.025 per share, the average of the high and low trade price of the shares on the Nasdaq National Market on December 21, 2001. Since the option price was established as the then current market value of the Company's stock, the Company will not record an expense when the options are granted or the stock is issued upon the exercise of the option. When shares are issued upon the exercise of any options, the Company may choose to issue stock from shares authorized but not yet issued or to utilize stock held in treasury.


Note 5 - RESTRICTED STOCK PLAN

On December 21, 2001 the Board of Directors approved the 2002 Restricted Stock Plan and granted awards on December 22, 2001. The plan was ratified by the stockholders at the annual meeting on January 29, 2002. Under this plan, certain directors, officers and employees of the Company may earn 125,918 shares of the Company's stock over the next five years. Restricted shares are earned at rates that range from 20% to 33% each year of continued service to the Company. The fair value of these shares, using the $16.025 per share described in Footnote 4, is $2.0 million. The estimated amortization to compensation and employee benefit expense is $625,000 for fiscal years ending September 30, 2002 through September 30, 2004 and $50,000 for fiscal years ending September 30, 2005 and 2006. The shares earned under this plan are entitled to all voting and other stockholder rights, except that, while restricted, the shares must be held in escrow and cannot be sold, pledged or otherwise conveyed. The Company plans to acquire the necessary shares through open market purchases.

Note 6 - STOCK REPURCHASE PLAN

On February 5, 2002 the Company announced that its Board of Directors had approved a Stock Repurchase Plan to repurchase of up to 10% of the common stock outstanding, or 548,800 shares. Such repurchases are authorized to be made by the Company from time to time in open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held in treasury stock and will be available for general corporate purposes, including the exercise of stock options.

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

Overview

On December 6, 2001 the Company signed a definitive agreement to purchase seven Florida branches ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such branches from Huntington National Bank ("Huntington"). Four of these Huntington branches are located in Lakeland, Florida, and one each in Avon Park and Sebring in Highlands County, and one branch in Wildwood, Florida. The transaction will include assumption of approximately $155 million in deposits and the purchase of approximately $25 million in loans related to these seven branches. The Company will pay a premium of approximately 7.6% of the deposit liabilities being acquired. This transaction was approved by the Office of Thrift Supervision on January 24, 2002.

The Company anticipates that an intangible asset approximating $14 million will result at the consummation of the transaction. The Company has not determined what portion, if any, of the intangible asset will be subject to periodic amortization.

The Branch Acquisition transaction will result in the Company receiving approximately $115 million in cash in February 2002. The cash will be utilized to reduce approximately $30 million in short-term fixed-rate FHLB advances and fund the purchase of approximately $85 million in securities. The securities are primarily mortgage-backed securities that have average lives less than five years and provide for cash flow from the time of purchase. This strategy will allow the Company to immediately earn a fair rate of return on the invested funds and utilize the cash flow from the securities to fund new loan originations.

The Branch Acquisition transaction should provide sufficient funding sources for operations in the near term. The composition of the deposit base being assumed in the transaction is approximately 52% certificate accounts and 48% checking, savings and money market accounts.

Comparison of Financial Condition at December 31, 2001 and September 30, 2001

Assets. Total assets decreased $6.0 million, to $654.4 million at December 31, 2001 from $660.4 million at September 30, 2001. The decrease in total assets resulted primarily from an $8.8 million net decrease in the loan portfolio together with a $10.6 million decrease in cash and cash equivalents, partially offset by an $11.8 million increase in investments and a $1.4 million increase in premises and equipment. The decrease in loans resulted from the Company's residential mortgage loan origination strategy to originate and sell, on a servicing released basis, fixed-rate loans with original terms in excess of fifteen years. This strategy has caused residential loan balances to decline, while increasing gains from selling the loans and related servicing rights. In addition, an increase in refinance activity has resulted in increased repayment activity primarily due to the Federal Reserve policy to reduce interest rates in order to stimulate the economy.

Management continues to focus on commercial and consumer loan originations ($18 million during the quarter) to effectively utilize the new capital raised in fiscal 2001. The capital leveraging strategy includes the purchase of securities to complement loan origination efforts.


Liabilities. Total liabilities decreased $6.8 million, or 1.2%, to $559.8 million at December 31, 2001 from $566.6 million at September 30, 2001. The decrease in total liabilities resulted primarily from a $15.0 million decrease in FHLB advances together with the funding of mortgage customers annual real estate tax payments, partially offset by net deposit growth of $ 12.5 million. The increase in deposits in recent months reflects increases in lower cost checking and money market accounts attributable to expansion of our customer base. Recent actions by the Federal Reserve to decrease short-term interest rates appear to have caused certain retail customers to move maturing certificates into the more liquid checking and money market accounts until the interest rate environment stabilizes.



Stockholders' Equity. The increase in the Company's stockholders' equity reflects:

>       net income for the three months ended December 31, 2001 of $1.3 million
>       net distribution of $203,000 from the restricted stock plan
>       repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan
>       decrease in accumulated other comprehensive income of $962,000
>       dividends paid that totaled $274,000.


The decreased value in accumulated other comprehensive income resulted from the fluctuation in market value of the Company's securities available for sale. Because of continued interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim and year-end period.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and December 31, 2000

Net Income. Net income for the three months ended December 31, 2001 increased 37.2% to $1.3 million, compared to $972,000 for the same period in 2000.

Net interest income increased $909,000, or 21.7%, for the three months ended December 31, 2001 compared to the same period in 2000. This increase resulted primarily from an increase in interest income of $319,000, and a decrease in interest expense of $590,000. See the following discussions for these items as well as discussions of noninterest income and noninterest expenses.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 9.

> While residential loan growth was relatively unchanged, consumer loan growth remained steady and commercial loan growth remained strong. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio. Average commercial loans outstanding during the quarter increased by approximately 35% from the same quarter in the preceding year.
> The average yield on loans decreased 28 basis points to 7.64%, for the three months ended December 31, 2001 compared to the same period in 2000. Average commercial and consumer loans represent approximately 32% of the loan portfolio, compared to 29% last year. The sharp decrease in shorter-term interest rates throughout 2001 had a minor impact on consumer and mortgage loan yields, but the commercial loan yield decreased 136 basis points for the three months ended December 31, 2001 compared to the same period in 2000. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve during the course of the year.
> The average balances in the securities an other portfolio grew 32% as the Company continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2001 to manage the interest rate risk profile of the Company, as well as the previously mentioned Federal Reserve policy to reduce short-term interest rates.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 9.

> The increase in average deposits is attributable mainly to an increased sales effort to attract new deposits, while at the same time retaining current deposits. The increase in average balances of certificate accounts resulted primarily from a $21.5 million increase in public deposits from the State of Florida, together with a $3 million brokered certificate account which were acquired during the last three quarters of fiscal 2001. The growth in average balances in interest checking and money market accounts helped to reduce the overall cost of deposits .
> Average FHLB advances outstanding increased this quarter compared to the same quarter last year due to significant growth in earning assets that were not funded through traditional deposit growth.
> The reduction in the cost of deposits is reflective of the significant decrease in interest rates over the past year. The decrease in the cost of FHLB advances reflects the Company's decision to keep the advances in short-term fixed-rate maturities. Actions by the Federal Reserve to decrease short-term interest rates has provided an immediate reduction in the cost of the advances.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                Three months                  Three months
                              December 31, 2001             December 31, 2000                     Changes in
                         ---------------------------    --------------------------    ---------------------------------
                           Average            Yield/     Average            Yield/                               Yield/
                           Balance  Interest   Cost      Balance  Interest   Cost     Balances    %    Interest   Cost
                           -------  --------  ------     -------  --------  ------    -------- ------  -------- -------
Interest-earnings
assets (IEA):
  Mortgage loans         $ 317,897   $ 5,950    7.49%  $ 317,131   $ 6,055   7.64%    $    766    0%     $ (105)  -0.15%
  Consumer loans            85,198     1,812    8.44%     80,981     1,720   8.50%       4,217    5%         92   -0.06%
  Commercial loans          67,620     1,277    7.39%     50,060     1,094   8.74%      17,560    35%       183   -1.35%
                         ---------   -------           ---------   -------            --------           ------
  Loans receivable         470,715     9,039    7.64%    448,172     8,869   7.92%      22,543    5%        170   -0.28%
  Securities and
    other (2)              152,312     2,338    6.14%    115,479     2,144   7.43%      36,833    32%       194   -1.29%
                         ---------   -------           ---------   -------            --------           ------
      Total (1)            623,027   $11,377    7.28%    563,651   $11,013   7.82%    $ 59,376    11%    $  364   -0.54%
                                     =======                       =======            ========           ======
Other assets                33,310                        24,965
                         ---------                     ---------
Total assets             $ 656,337                     $ 588,616
                         =========                     =========

Interest-bearing
liabilities (IBL):
  Interest checking      $  36,367   $   150    1.64%   $ 31,592   $   148   1.86%    $  4,775    15%    $    2   -0.22%
  Savings                   27,852       105    1.50%     28,520       148   2.06%        (668)   -2%       (43)  -0.56%
  Money market accounts     35,847       244    2.70%     25,857       331   5.12%       9,990    39%       (87)  -2.42%
  Certificate accounts     285,063     3,704    5.15%    256,828     3,897   6.07%      28,235    11%      (193)  -0.92%
                         ---------   -------           ---------   -------            --------           ------
      Total deposits       385,129     4,203    4.33%    342,797     4,524   5.28%      42,332    12%      (321)  -0.95%
  Advances and other
    borrowings             151,306     1,968    5.09%    138,844     2,160   6.22%      12,462     9%      (192)  -1.12%
                         ---------   -------           ---------   -------            --------           ------
      Total                536,435   $ 6,171    4.54%    481,641     6,684   5.55%    $ 54,794    11%    $ (513)  -1.01%
                                     =======                                          ========           ======
Other liabilities (3)       25,409                        42,138        77
                         ---------                     ---------   -------
      Total
        liabilities        561,844                       523,779     6,761
                                                                   =======
Stockholders' equity        94,493                        64,837
                         ---------                     ---------
Total liabilities
  and equity             $ 656,337                     $ 588,616
                         =========                     =========
Net interest income (1)              $ 5,206                       $ 4,252
                                     =======                       =======
Average IEA to IBL             116%                          117%
Interest rate spread                            2.74%                        2.27%
Interest margin                                 3.34%                        3.02%


(1) Interest income and net interest income do not agree to the statement of operations because the tax equivalent income on municipal bonds is included in this schedule.
(2) Interest includes interest income on $80.9 million of funds received from the public stock offering.
(3) Interest includes interest expense on $80.9 million of funds received from the public stock offering.

Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and nonperforming loans, the general economic conditions in its lending area and other factors affecting the ability to collect on the loans in its portfolio.

The provision for loan losses was $150,000 for the three months ended December 31, 2001 compared to $180,000 for the three months ended December 31, 2000. The provision for loan losses decreased for the current three-month period primarily as a result of the Company's relatively low level of loss experience in commercial real estate and residential mortgage loans. The allowance for loan losses increased to $3.7 million at December 31, 2001 from $3.4 million at December 31, 2000. The current allowance represents .80% of loans outstanding at December 31, 2001. The Company had net charge-offs of $55,000 for the three months ended December 31, 2001 compared to net charge-offs of $87,000 for the same period in 2000. The allowance for loan loss is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income. Other income increased $261,000 to $834,000 for the three months ended December 31, 2001 from $573,000 for the three months ended December 31, 2000. The major changes were:

>    Net gain of $92,000 on sale of $6.4 million of mortgage loans
> Increase of $89,000 in the cash surrender value of bank owned life insurance policies purchased in January 2001
> Increase of $51,000 in account service fees related to mortgage loans and deposit accounts during the quarter.
> Increase of $54,000 in other non-operating income related to the refund of a Federal Reserve Bank reserve balance deficiency penalty assessed in error during fiscal 2001.

Other Expense. Other expense increased by $748,000 to $3.9 million for the three months ended December 31, 2001 from $3.1 million for the three months ended December 31, 2000.

>    Compensation and employee benefits increased $503,000 primarily due to:

     o    several key staff positions added since last year,
     o    two new retail sales office opened (ten new staff positions),
     o    5%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments,
     o mortgage loan commissions increased $90,000 due to a change in commission structure as well as a doubling in loan origination volume,
     o    an accrual of $130,000  for the 2002  Restricted  Stock Plan
     o a $60,000 increase in ESOP costs due to the increased price of Company stock, and
     o an increase of $42,000 for health insurance costs due to the growth in our employee base as well as increased claims experience.

> Occupancy and equipment increased $121,000 due to implementation of new technology and the opening of a two new financial service centers, and extensive remodeling at several financial service center locations.
> Other expense increased $104,000, including a $54,000 increase in director compensation related to the 2002 Restricted Stock Plan. The other increases are attributable to correspondent bank service charges, item processing costs, postage and supplies expenses and additional costs relating to our deposit account administration.

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

Cash and cash equivalents decreased $10.6 million to $11.0 million for the three months ended December 31, 2001. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                (In millions)
                                                                -------------
    Cash used in operations                                         $ (5.2)
    Net repayments of FHLB advances and other borrowings             (15.0)
    Increase in net deposits                                          12.5
    Maturities of and repayments on securities                        13.2
    Purchases of securities                                          (26.5)
    Net decrease in loans                                             12.2
    Purchase of premises and equipment                                (1.7)
    Other - net                                                        (.1)
                                                                    ------
    Net decrease in cash and cash equivalents                       $(10.6)
                                                                    ======

See "Comparison of Financial Condition at December 31, 2001" for discussion of significant cash flows.

On December 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                               Amount            Percent
                                               ------            -------
                                           (In thousands)
Tangible capital.........................      $71,139             10.85%
Tangible capital requirement.............        9,831              1.50
Excess over requirement..................       61,308              9.35

Core capital.............................      $71,139             10.85%
Core capital requirement.................       26,217              4.00
Excess over requirement..................       44,922              6.85

Risk based capital.......................      $74,654             18.20%
Risk based capital requirement...........       32,807              8.00
Excess over requirement..................       41,847             10.20

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

ITEM 3.  Qualitative and Quantitative Disclosure About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2001.

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1 basis point equals 1/100th of a percentage point) upward and a 100 to 200 basis point downward parallel shift (shock) in the Treasury yield curve.

Since the OTS NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The results of the NPV model are not yet available for December 31, 2001, but no significant changes are anticipated in the NPV as a Percentage of Present Value of Assets. The NPV was calculated by the OTS, based on information provided by the Company.

                           FLORIDAFIRST BANCORP, INC.
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at December 31, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

         (b)   Reports on Form 8-K

               On December 7, 2001 FloridaFirst Bancorp, Inc. filed a Form 8-K (Items 5 and 7) to announce that the Bank had entered into an agreement with SunTrust Bank, N.A. ("SunTrust") whereby the Bank would acquire seven branch offices from SunTrust, coincident with SunTrust's acquisition of such branches from Huntington National Bank.

                           FLORIDAFIRST BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FLORIDAFIRST BANCORP, INC.




Date: February 14, 2002                By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 14, 2002                By: /s/Kerry P. Charlet
                                           -------------------------------------
                                           Kerry P. Charlet
                                           Chief Financial Officer
                                           (Principal Accounting Officer)