Form 10-K405/A
period 2001-09-30
FLORIDAFIRST BANCORP INC
filed 2002-03-08
CIK 1123276

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                              ======    ======    ======    ======    ======

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Residential .............................       --        --        --        --        --
  Multi-family ............................       --        --        --        --        --
  All other mortgage loans ................       --        --        --        --        --
Consumer loans:
  Home equity and second mortgages ........       --        --        --        --        --
  Other consumer ..........................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................   $   --    $   --    $   --    $   --    $   --
                                              ------    ------    ------    ------    ------
Total non-performing loans ................   $  960    $  762    $  830    $  836    $2,314
                                              ======    ======    ======    ======    ======

Real estate owned .........................   $   60    $  113    $   15    $  403    $   67
                                              ======    ======    ======    ======    ======
Other non-performing assets ...............   $  946    $   90    $  188    $   91    $  104
                                              ======    ======    ======    ======    ======
Total non-performing assets ...............   $1,966    $  965    $1,033    $1,330    $2,485
                                              ======    ======    ======    ======    ======
Total non-performing loans to net loans ...      .20%      .17%      .21%      .25%      .65%
                                              ======    ======    ======    ======    ======
Total non-performing loans to total assets       .15%      .13%      .17%      .20%      .49%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .30%      .17%      .21%      .32%      .53%
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

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2001 the classified assets were (in thousands):

                 Special mention.....................     $ 1,299
                 Substandard.........................       2,403
                 Doubtful............................          --
                 Loss................................          --
                                                          -------
                      Total..........................     $ 3,702
                                                          =======


The category of substandard assets includes a corporate bond with a $730,000 carrying value that has been downgraded below investment grade and the corporate entity is in Chapter 11 bankruptcy proceedings.


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

                                       FLORIDAFIRST BANCORP, INC.


 Date: March 8, 2002                   By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


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
