Form 10-Q
period 2002-03-31
FLORIDAFIRST BANCORP INC
filed 2002-05-14
CIK 1123276

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934

For the quarterly period ended March 31, 2002

      Transition report under Section 13 or 15(d) of the Securities Exchange Act ----- of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-32139
                       -----------------------


                           FLORIDAFIRST BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                                 59-3662010
-------------------------                                   -----------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
                          ----------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
                          ----------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ----      -------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.10 per share                     5,478,994 shares
--------------------------------------                --------------------------
         (class)                                      Outstanding at May 7, 2002

--------------------------------------------------------------------------------

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----

     Condensed Consolidated Balance Sheets -
       At March 31, 2002 (unaudited) and At September 30, 2001.................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended March 31, 2002 and 2001 (unaudited)..........3

     Condensed Consolidated Statement of Stockholders' Equity
       Six Months Ended March 31, 2002 (unaudited).............................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended March 31, 2002 and 2001 (unaudited)..................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........7-9

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................10-20

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........21

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................22

   Item 2.  Changes in Securities and Use of Proceeds.........................22

   Item 3.  Defaults Upon Senior Securities...................................22

   Item 4.  Submission of Matters to a Vote of Security Holders............22-23

   Item 5.  Other Information.................................................23

   Item 6.  Exhibits and Reports on Form 8-K..................................23

SIGNATURES....................................................................24

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                               At
                                                                   --------------------------
                                                                   March 31,    September 30,
Assets                                                               2002            2001
                                                                     ----            ----
                                                                  (unaudited)

Cash and cash equivalents ......................................   $  18,666       21,676
Securities available for sale ..................................     250,012      129,534
Loans, net of allowance for loan losses of
    $4,801 and $3,652 ..........................................     482,883      474,155
Premises and equipment, net ....................................      15,614       10,944
Federal Home Loan Bank stock, at cost ..........................       6,475        7,670
Cash surrender value of bank-owned life insurance ..............      12,935       10,795
Other assets ...................................................      22,599        5,595
                                                                   ---------    ---------

              Total assets .....................................   $ 809,184      660,369
                                                                   =========    =========

Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing checking ...............................      35,964       20,306
    Interest-bearing checking ..................................      65,499       34,705
    Savings accounts ...........................................      55,660       27,547
    Money-market accounts ......................................      66,499       33,768
    Certificate accounts .......................................     360,776      283,211
                                                                   ---------    ---------

              Total deposits ...................................     584,398      399,537

    Federal Home Loan Bank advances ............................     111,500      149,500
    Other borrowings ...........................................      14,411       11,048
    Other liabilities ..........................................       5,235        6,470
                                                                   ---------    ---------

              Total liabilities ................................     715,544      566,555
                                                                   ---------    ---------

Stockholders' equity:
    Preferred stock ............................................           -            -
    Common stock ...............................................         552          552
    Additional paid-in capital .................................      52,068       52,059
    Retained earnings ..........................................      48,392       46,454
    Treasury stock, at cost ....................................        (653)        (481)
    Unallocated shares held by the employee stock ownership plan      (4,869)      (5,410)
    Unallocated shares held by the restricted stock plan .......      (1,318)        (986)
    Accumulated other comprehensive income (loss) ..............        (532)       1,626
                                                                   ---------    ---------

              Total stockholders' equity .......................      93,640       93,814
                                                                   ---------    ---------

              Total liabilities and stockholders' equity .......   $ 809,184      660,369
                                                                   =========    =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                       Condensed Consolidated Statements of Earnings (Unaudited)
                                 (In thousands, except per share amounts)

                                                          Three Months Ended   Six Months Ended
                                                                March 31,          March 31,
                                                           -----------------   -----------------
                                                            2002      2001      2002      2001
                                                           -------   -------   -------   -------
Interest income:
    Loans ..............................................   $ 8,841     9,154    17,880    18,023
    Securities and other ...............................     2,984     1,871     5,211     3,949
                                                           -------   -------   -------   -------

         Total interest income .........................    11,825    11,025    23,091    21,972
                                                           -------   -------   -------   -------
Interest expense:
    Deposits ...........................................     4,408     4,421     8,611     8,945
    Federal Home Loan Bank advances and other borrowings     1,722     1,913     3,690     4,150
                                                           -------   -------   -------   -------

         Total interest expense ........................     6,130     6,334    12,301    13,095
                                                           -------   -------   -------   -------

Net interest income ....................................     5,695     4,691    10,790     8,877

Provision for loan losses ..............................       170       135       320       315
                                                           -------   -------   -------   -------

Net interest income after provision for loan losses ....     5,525     4,556    10,470     8,562
                                                           -------   -------   -------   -------
Noninterest income:
    Fees and service charges ...........................       474       382       888       745
    Net gain on sale of loans held for sale ............        99        26       191        70
    Net gain on sale of securities .....................       199         7       204         7
    Earnings on bank-owned life insurance ..............       166       137       340       260
    Other ..............................................       113       125       262       168
                                                           -------   -------   -------   -------

         Total noninterest income ......................     1,051       677     1,885     1,250
                                                           -------   -------   -------   -------
Noninterest expense:
    Salaries and employee benefits .....................     2,731     1,929     4,977     3,671
    Occupancy expense ..................................       716       533     1,315     1,023
    Marketing ..........................................        94       102       205       195
    Data processing ....................................       141       137       263       258
    Postage and office supplies ........................       167       104       272       209
    Professional fees ..................................       130       102       214       208
    Other ..............................................       902       628     1,507     1,093
                                                           -------   -------   -------   -------

         Total noninterest expense .....................     4,881     3,535     8,753     6,657
                                                           -------   -------   -------   -------

Income before income taxes .............................     1,695     1,698     3,602     3,155

Income taxes ...........................................       487       520     1,060     1,003
                                                           -------   -------   -------   -------

Net income .............................................   $ 1,208     1,178     2,542     2,152
                                                           =======   =======   =======   =======
Earnings per share:
    Basic ..............................................   $  0.24      0.22      0.50      0.40
                                                           =======   =======   =======   =======
    Diluted ............................................   $  0.22      0.21      0.47      0.39
                                                           =======   =======   =======   =======
Weighted-average common and common equivalent
  shares outstanding (in thousands):

    Basic ..............................................     5,124     5,370     5,121     5,368
                                                           =======   =======   =======   =======
    Diluted ............................................     5,413     5,515     5,393     5,504
                                                           =======   =======   =======   =======
Cash dividends per share ...............................   $   .06       .04       .11       .08
                                                           =======   =======   =======   =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                         FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                          For the Six Months Ended March 31, 2002
                            (In thousands, except share amounts)

                                                                                                           Accumulated
                                                                                  Unallocated                Other
                                                                                     Shares    Unallocated   Compre-       Total
                              Common Stock           Additional                       Held       Shares      hensive       Stock-
                            ---------------------    Paid-In   Retained   Treasury   by the      Held by     Income        holders'
                             Shares        Amount    Capital   Earnings     Stock     ESOP       the RSP     (Loss)        Equity
                             ------        ------    -------   --------     -----     ----       -------     ------        -------
Balance at September
   30, 2001...............  5,521,850      $ 552      52,059     46,454     (481)   (5,410)        (986)      1,626        93,814
                                                                                                                         --------

Comprehensive income:
   Net income.............          -          -           -      2,542        -         -            -           -         2,542

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     benefit of $752......          -          -           -          -        -         -            -      (2,158)       (2,158)
                                                                                                                           ------

Comprehensive income......                                                                                                    384
                                                                                                                          -------

10,000 and 29,700 shares
   repurchased for treasury
   and RSP, respectively,
   at cost................          -          -           -          -     (172)        -         (535)          -          (707)

Proceeds from exercise
   of stock options.......      2,144          -          18          -        -         -            -           -            18

Cash dividends............          -          -           -       (604)       -         -            -           -          (604)

Fair value of ESOP and
   RSP shares allocated...          -          -          (9)         -        -       541          203           -           735
                            ---------      -----    -------- ----------     ------    ------     ------    --------       -------

Balance at March 31,
   2002...................  5,523,994      $ 552      52,068     48,392     (653)   (4,869)      (1,318)       (532)       93,640
                            =========      =====      ======     ======     ====    ======       ======        ====        ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          March 31,
                                                                                      2002         2001
                                                                                   ---------    ---------
Cash flows from operating activities:
    Net income .................................................................   $   2,542        2,152
    Adjustments to reconcile net income to net cash used in
      operating activities:
         Provision for loan losses .............................................         320          315
         Depreciation ..........................................................         630          463
         Amortization of core deposit intangible ...............................         225            -
         Net gain on sale of securities ........................................        (204)          (7)
         Net gain on sale of loans held for sale ...............................        (191)         (70)
         Proceeds from sales of loans held for sale ............................      15,270        5,570
         Loans originated for sale .............................................     (14,825)      (5,500)
         Deferred income tax benefit ...........................................        (491)           -
         Earnings on bank-owned life insurance .................................        (340)        (260)
         Net increase in other assets ..........................................      (2,886)      (4,914)
         Net decrease in other liabilities .....................................        (500)         (41)
                                                                                   ---------    ---------

              Net cash used in operating activities ............................        (450)      (2,292)
                                                                                   ---------    ---------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale ....................................................      31,427       20,827
    Purchase of securities available for sale ..................................    (154,611)     (22,748)
    Net decrease (increase) in loans, exclusive of branch acquisition ..........      16,463      (23,337)
    Net redemption of FHLB stock ...............................................       1,195          357
    Purchase of bank-owned life insurance ......................................      (1,800)           -
    Purchases of premises and equipment, exclusive of branch
         acquisition ...........................................................      (2,851)        (851)
    Proceeds on sale of premises and equipment .................................           -            3
                                                                                   ---------    ---------

              Net cash used in investing activities ............................    (107,617)     (25,749)
                                                                                   ---------    ---------

Cash flows from financing activities:
    Cash received upon purchase of deposits ....................................     120,808            -
    Net increase in deposits, exclusive of branch acquisition ..................      22,739       10,330
    Net decrease in FHLB advances ..............................................     (38,000)      (8,500)
    Net increase (decrease) in other borrowings ................................       3,363       (2,937)
    Payments to acquire treasury stock .........................................        (172)           -
    Payments to acquire shares held by the ESOP ................................           -         (880)
    Payments to acquire shares held by the RSP .................................        (535)        (673)
    Dividends paid .............................................................        (604)        (368)
    Net proceeds received from issuance of common stock ........................          18       30,540
                                                                                   ---------    ---------

              Net cash provided by financing activities ........................     107,494       27,512
                                                                                   ---------    ---------

Net decrease in cash and cash equivalents ......................................      (3,010)        (529)

Cash and cash equivalents at beginning of period ...............................      21,676        6,734
                                                                                   ---------    ---------

Cash and cash equivalents at end of period .....................................   $  18,666        6,205
                                                                                   =========    =========
                                                                                               (continued)

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)

                                                                     Six Months Ended
                                                                         March 31,
                                                                     2002        2001
                                                                   --------    --------
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
         Interest ..............................................   $ 12,204      13,156
                                                                   ========    ========

         Taxes .................................................   $  1,206       1,234
                                                                   ========    ========

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets ........................   $    330          65
                                                                   ========    ========

    Change in unrealized gain (loss) on securities available for
         sale, net .............................................   $ (2,158)      1,873
                                                                   ========    ========

    Net distribution of restricted stock plan shares ...........   $    140          97
                                                                   ========    ========

    Net allocation of shares held by the ESOP ..................   $    595         325
                                                                   ========    ========

Acquisition of branches:
    Fair value of premises and equipment acquired ..............   $  2,449           -
                                                                   ========    ========

    Fair value of loans acquired ...............................   $ 26,095           -
                                                                   ========    ========

    Core deposit intangible ....................................   $ 12,770           -
                                                                   ========    ========

    Total deposits assumed in acquisition of branches ..........   $ 41,314           -
                                                                   ========    ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  Basis of Presentation

     General. FloridaFirst Bancorp, Inc. (the "Company") is the parent of and conducts its business principally through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through eighteen full-service locations. The Company purchased seven branches during February 2002 (See Footnote 3). Principal sources of income are derived through interest earned on loans and securities. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision ("OTS").

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and six-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(2)  Loans

     Loans consist of the following (in thousands):
                                                                At
                                                       -------------------------
                                                       March 31,   September 30,
                                                         2002         2001
                                                         ----         ----
                                                       (unaudited)
      Loans secured by first mortgages on real estate:
       Residential 1-4:
          Permanent                                   $ 302,953      312,309
          Construction                                   34,812       35,516
       Multi-family                                       2,311        2,306
       Commercial real estate                            50,216       56,065
       Land                                              11,155        8,907
                                                      ---------    ---------

      Total first mortgage loans                        401,447      415,103
                                                      ---------    ---------

      Other loans:
       Consumer loans                                   101,252       85,932
       Other loans                                       10,729        5,061
                                                      ---------    ---------

      Total other loans                                 111,981       90,993
                                                      ---------    ---------

      Total loans                                       513,428      506,096

      Allowance for loan losses                          (4,801)      (3,652)
      Loans in process                                  (25,744)     (28,289)
                                                      ---------    ---------

      Loans, net                                      $ 482,883      474,155
                                                      =========    =========

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


     Loans held for sale, included in the totals above, were 959,000 and 1,193,000 at March 31, 2002 and September 30, 2001, respectively.

     The activity in the allowance for loan losses is as follows (in thousands):


                                Three Months Ended            Six Months Ended
                                      March 31,                   March 31,
                                -------------------          -------------------
                                    2002       2001             2002       2001
                                 -------    -------          -------    -------

Balance at beginning of period   $ 3,746      3,415            3,652      3,321
Provision for loan losses            170        135              320        315
Allowance acquired                 1,000          -            1,000          -
Net loan charge-offs                (115)       (35)            (171)      (121)
                                 -------    -------          -------    -------

Balance at end of period         $ 4,801      3,515            4,801      3,515
                                 =======    =======          =======    =======

(3)  Branch Acquisition

     On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). Four of these Huntington offices are located in Lakeland, Florida, and one each in Avon Park and Sebring in Highlands County, and one office in Wildwood, Florida. The transaction resulted in the Company receiving approximately $120.8 million in cash, $162.1 million in deposits, $26.1 million in loans and $2.4 million in premises and equipment related to these seven offices. The Company paid a premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.8 million being recorded. This intangible asset is being amortized using an accelerated method over twelve years.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



(4)  Earnings Per Share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net income for the period by the weighted-average number of shares outstanding. Shares of common stock purchased by the Employee Stock Ownership Plan ("ESOP") are only considered outstanding when the shares are released or committed to be released for allocation to participants. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options and shares needed to satisfy the requirements of the restricted stock plan, computed using the treasury stock method prescribed by SFAS No. 128. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                                 Three Months Ended            Six Months Ended
                                                                      March 31,                    March 31,
                                                               ---------------------         ----------------------
                                                                  2002          2001           2002            2001
                                                                  ----          ----           ----            ----
         Weighted-average shares of common stock issued and
               outstanding before adjustments for ESOP and
               stock options                                     5,483         5,520          5,485           5,520
         Adjustments to reflect the effect of unallocated ESOP
               shares                                             (359)         (150)          (364)           (152)
                                                                ------        ------         ------          ------

         Weighted-average shares for basic earnings per share    5,124         5,370          5,121           5,368
                                                                ======        ======         ======          ======

         Basic earnings per share                               $  .24           .22            .50             .40
                                                                ======        ======         ======          ======

         Weighted-average shares for basic earnings per share    5,124         5,370          5,121           5,368

         Additional dilutive shares using the average market
            value for the period utilizing the treasury stock
            method regarding stock options and
               outstanding restricted stock shares                 289           145            272             136
                                                                ------        ------         ------          ------

         Weighted-average common shares and equivalents
               outstanding for diluted earnings per share        5,413         5,515          5,393           5,504
                                                                ======        ======         ======          ======

         Diluted earnings per share                             $  .22           .21            .47             .39
                                                                ======        ======         ======          ======

(5)  Reclassifications

     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the presentation for 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

FloridaFirst Bancorp, Inc. (the "Company") is the parent of and conducts its business principally through the FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through eighteen full-service locations. The Company purchased seven retail sales offices during February 2002, see "Overview" below. Principal sources of income are derived through interest earned on loans and securities. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision ("OTS").

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

Overview

On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). The transaction resulted in the Company receiving approximately $120.8 million in cash, and included approximately $162.1 million in deposits and approximately $26.1 million in loans related to those seven offices. The Company paid a premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.8 million being recorded which is subject to periodic amortization. The cash received from the purchase was primarily used to reduce $30.0 million in short-term fixed-rate and adjustable-rate FHLB advances and fund the purchase of approximately $85.0 million in securities. The securities were primarily mortgage-backed securities with average lives less than five years and which provide cash flow from the time of purchase. This strategy allows the Company to immediately earn a fair rate of return on the invested funds and utilize the cash flow from the securities to fund new loan originations.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


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

Cash and cash equivalents decreased $3.0 million to $18.7 million for the six months ended March 31, 2002. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                         (In Millions)
                                                                         -------------
Cash used by operations                                                    $    (.5)
FHLB advances and other borrowings                                            (34.6)
Increase in net deposits, including purchased deposits                        143.5
Maturities, sales, calls and repayments on securities available for sale       31.4
Purchases of securities available for sale                                   (154.6)
Net decrease in loans, excluding purchased loans                               16.5
Other, net                                                                     (4.7)
                                                                           --------

Net decrease in cash and cash equivalents                                  $   (3.0)
                                                                           ========

See "Comparison of Financial Condition at March 31, 2002 and September 30, 2001" for discussion of significant cash flows.

On March 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:
                                                      Amount      Percent
                                                      ------      -------
                                                  (In thousands)

       Tangible capital                             $ 59,693        7.49%
       Tangible capital requirement                   11,950        1.50
       Excess over requirement                        47,743        5.99

       Core capital                                   59,693        7.49
       Core capital requirement                       31,868        4.00
       Excess over requirement                        27,825        3.49

       Risk based capital                             64,494       12.42
       Risk based capital requirement                 41,551        8.00
       Excess over requirement                        22,943        4.42

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

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Financial Condition at March 31, 2002 and September 30, 2001

   Assets. Total assets increased $148.8 million, or 22.5%, to $809.2 million at March 31, 2002 from $660.4 million at September 30, 2001. The increase in total assets resulted primarily from cash received from the Branch Acquisition, together with $16.5 million in consumer loans and $9.6 million in commercial loans, but was partially offset by a $16.5 million decrease in the loan portfolio primarily attributable to the Company's residential mortgage loan origination strategy to originate and sell, on a servicing-released basis, fixed-rate loans with original terms in excess of fifteen years. This strategy has caused residential loan balances to decline, while increasing gains from selling the loans and related servicing rights. An increase in refinance activity has resulted in increased repayment activity primarily due to the Federal Reserve policy to reduce interest rates in order to stimulate the economy. Management continues to focus on the origination of commercial and consumer loans ($34.7 million year-to-date).

      Securities available for sale increased $120.5 million, as the funds received from the Branch Acquisition transaction together with an increase in deposits exceeded general loan demand and were deployed in primarily shorter duration, fixed-rate and variable-rate mortgage-backed securities providing market rate yields with strong cash flow characteristics.

      Premises and equipment increased $4.7 million primarily due to $2.4 million of property and equipment acquired in the Branch Acquisition, the addition of $322,000 of telecommunications and data processing equipment for the acquired retail sales offices, and the purchase of land in Manatee County for $782,000 which will be used for a new retail sales office scheduled to open in November.

      Other assets increased $17.0 million  primarily due to the addition of the
      $12.8  million  core  deposit   intangible   resulting   from  the  Branch
      Acquisition transaction.

   Liabilities.  Total liabilities increased $149.0 million, or 26.3%, to $715.6 million at March 31, 2002 from $566.6 million at September 30, 2001. The increase in total liabilities resulted primarily from the $162.1 million in deposits acquired in the Branch Acquisition. In addition to the deposits acquired, deposits increased approximately $22.7 million reflecting increases in lower cost checking and money-market accounts partially attributable to expansion of our customer base. Actions by the Federal Reserve to decrease short-term interest rates appear to have caused certain customers to move maturing certificates into the more liquid checking and money-market accounts until the interest rate environment stabilizes.

      FHLB advances decreased $38.0 million as funds provided by the Branch Acquisition were used to repay short-term fixed-rate and adjustable-rate advances.

   Stockholders' Equity. The $174,000 decrease in the Company's stockholders' equity reflects:

     >>   net income for the six months ended March 31, 2002 of $2.5 million

     >>   net distribution of $140,000 from the restricted stock plan

     >> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and simultaneous allocation of ESOP shares with a fair value of $595,000

     >>   decrease in accumulated other comprehensive income of $2.2 million

     >>   dividends paid that totaled $604,000

     >>   repurchase of shares of the Company's stock at a cost of $707,000

      The decreased value in accumulated other comprehensive income (loss) resulted from the fluctuation in market value of the Company's securities available for sale. Because of continued interest rate volatility, accumulated other comprehensive income (loss) and stockholders' equity could materially fluctuate for each interim and year-end period.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Results of Operations

The following tables set forth, for the periods indicated, information regarding
(i)  the  total   dollar   amount  of  interest   income  of  the  Company  from
interest-earning assets and the resultant average yields based on various interest methods; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.


                                                                       Three Months Ended March 31,
                                              -----------------------------------------------------------------------
                                                                2002                              2001
                                              -----------------------------------    --------------------------------
                                                                          Average                           Average
                                                Average                    Yield/     Average                Yield/
                                                Balance       Interest     Cost       Balance    Interest    Cost
                                                -------       --------     ----       -------    --------    ----
                                                                     (Dollars in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................   $ 312,564          5,748      7.36%   $ 321,715       6,157      7.66%
   Consumer loans..........................      92,141          1,838      8.09       80,756       1,792      9.00
   Commercial loans........................      70,693          1,255      7.10       55,803       1,205      8.64
                                              ---------       --------              ---------     -------

       Total loans.........................     475,398          8,841      7.46      458,274       9,154      8.01

   Securities and other (1)................     207,102          3,099      5.99      115,872       1,938      6.69
                                              ---------       --------              ---------     -------

       Total IEA (1).......................     682,500         11,940      7.01      574,146      11,092      7.75
                                                              --------                            -------

Other assets...............................      38,735                                23,460
                                              ---------                             ---------

       Total assets........................   $ 721,235                             $ 597,606
                                              =========                             =========

Interest-bearing liabilities (IBL):
   Interest checking.......................      51,898            225      1.76       32,502         143      1.78
   Savings accounts........................      41,899            163      1.58       28,169         126      1.81
   Money-market accounts...................      51,460            300      2.36       27,262         313      4.66
   Certificate accounts....................     322,565          3,720      4.68      254,723       3,839      6.11
                                              ---------        -------                -------     -------

       Total interest-bearing deposits.....     467,822          4,408      3.82      342,656       4,421      5.23

   FHLB advances and other borrowings......     132,349          1,722      5.20      134,053       1,913      5.71
                                              ---------        -------              ---------     -------

       Total IBL...........................     600,171          6,130      4.13      476,709       6,334      5.37
                                                               -------                            -------

Other liabilities (2)......................      26,297                                26,483
                                              ---------                             ---------

       Total liabilities...................     626,468                               503,192

Stockholders' equity.......................      94,767                                94,414
                                              ---------                             ---------

       Total liabilities and
           stockholders' equity............   $ 721,235                             $ 597,606
                                              =========                             =========

Net interest income (1)....................                   $  5,810                           $  4,758
                                                              ========                           ========

Average IEA to IBL.........................        114%                                   120%

Interest-rate spread.......................                                 2.88%                              2.38%
                                                                            ====                               ====

Net interest margin........................                                 3.41%                              3.31%
                                                                            ====                               ====

(1) Interest income and net interest income do not agree to the statement of earnings because the tax equivalent income on municipal bonds is included in this schedule.
(2)  Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                                                   Six Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                                2002                              2001
                                              -----------------------------------     ------------------------------
                                                                          Average                         Average
                                                Average                    Yield/     Average                Yield/
                                                Balance       Interest     Cost       Balance    Interest    Cost
                                                -------       --------     ----       -------    --------    ----
                                                                      (Dollars in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................   $ 315,230         11,697      7.42%   $ 319,423      12,211      7.65%
   Consumer loans..........................      88,669          3,651      8.24       80,869       3,512      8.71
   Commercial loans........................      69,156          2,532      7.32       52,931       2,300      8.60
                                              ---------        -------              ---------     -------

       Total loans.........................     473,055         17,880      7.56      453,223      18,023      7.95

   Securities and other (1)................     179,707          5,439      6.05      115,509       4,082      7.07
                                              ---------        -------              ---------     -------

       Total IEA (1).......................     652,762         23,319      7.14      568,732      22,105      7.77
                                                               -------                            -------

Other assets...............................      36,024                                24,212
                                              ---------                             ---------

       Total assets........................   $ 688,786                             $ 592,944
                                              =========                             =========

Interest-bearing liabilities (IBL):
   Interest checking.......................      44,133            374      1.70       32,047         291      1.82
   Savings accounts........................      34,875            268      1.54       28,345         274      1.94
   Money-market accounts...................      43,653            544      2.49       26,560         644      4.86
   Certificate accounts....................     303,814          7,425      4.89      255,775       7,736      6.07
                                              ---------        -------              ---------     -------

       Total interest-bearing deposits.....     426,475          8,611      4.04      342,727       8,945      5.23

   FHLB advances and other borrowings......     141,828          3,690      5.20      136,448       4,073      5.90
                                              ---------        -------              ---------     -------

       Total IBL...........................     568,303         12,301      4.33      479,175      13,018      5.43
                                                               -------                            -------

Other liabilities (2)(3)...................      25,853                                34,144          77
                                              ---------                             ---------     -------

       Total liabilities...................     594,156                               513,319      13,095
                                                                                                   ------

Stockholders' equity.......................      94,630                                79,625
                                              ---------                             ---------

       Total liabilities and
           stockholders' equity............   $ 688,786                             $ 592,944
                                              =========                             =========

Net interest income (1)....................                   $ 11,018                           $  9,010
                                                              ========                           ========

Average IEA and IBL........................        115%                                   119%

Interest-rate spread.......................                                 2.81%                              2.34%
                                                                            ====                               ====

Net interest margin........................                                 3.38%                              3.17%
                                                                            ====                               ====

(1) Interest income and net interest income do not agree to the statement of earnings because the tax equivalent income on municipal bonds is included in this schedule.
(2)  Includes noninterest-bearing checking accounts.
(3) Includes interest expense on subscription funds refunded in 2001 related to the public stock offering.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001


   NetIncome.  Net income for the three  months  ended March 31, 2002  increased
      2.5% to $1.2 million, compared to the same period in 2001. Net interest income increased $1.0 million, or 21.4%, for the three months ended March 31, 2002 compared to the same period in 2001. This increase resulted from an increase in interest income of $800,000, together with a decrease in interest expense of $204,000. Noninterest income increased $374,000 to $1.1 million from $677,000 and noninterest expenses increased $1.3 million to $4.9 million from $3.5 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to an accumulation of several income and expense categories, as discussed at noninterest income and noninterest expense.

   Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year quarter. Details are contained in the Average Balance Sheet table at page 15.

     >> While residential loan balances decreased as a result of loan sales and accelerated repayments, consumer loan and commercial loan balances showed strong increases, in addition to loans acquired in the Branch Acquisition. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio. Excluding the loans acquired from the Branch
          Acquisition, average commercial loans outstanding increased by approximately 19% (total increase of 27%) and average consumer loans outstanding increased 7% (total increase of 14%) during the quarter from the same quarter in the preceding year.
     >> The average yield on loans decreased 55 basis points to 7.44%, for the three months ended March 31, 2002 compared to the same period in 2001. The sharp decrease in shorter-term interest rates throughout 2001 had a major impact on consumer and commercial loan yields; consumer loan yields decreased 91 basis points and commercial loan yield decreased 154 basis points for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve during the course of the year. Increased refinance activity brought about by an overall decrease in interest rates caused residential loan yields to decrease 30 basis points.
     >> The average balances in the securities and other portfolio grew 79% as the Company invested funds received from the Branch Acquisition, while it continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
     >> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate securities in fiscal year 2001 to manage the interest rate risk profile of the Company, as well as the Federal Reserve actions of reducing short-term interest rates.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



   Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 15.

     >> The increase in average interest-bearing deposits is mainly attributable to the Branch Acquisition. However, our increased sales effort to attract new and current deposits, as well as customer concerns about equity investments, provided additional deposit growth. The increase in average balances of certificate accounts includes a $17.0 million increase in public deposits from the State of Florida and a $3.0 million brokered certificate account that were acquired during the last half of fiscal 2001.
     >> Average FHLB advances and other borrowings outstanding decreased this quarter compared to the same quarter last year due to the repayment of short-term fixed-rate and adjustable-rate advances with funds provided primarily from the Branch Acquisition.
     >> The growth in average balances in interest checking and money-market accounts helped to reduce the overall cost of deposits. The reduction in the cost of deposits is reflective of the significant decrease in interest rates over the past year.
     >> The decrease in the cost of FHLB advances and other borrowings reflects the Company's decision to keep recent advances in short-term adjustable-rate credit advances together with short-term daily rate credit advances and borrowings utilizing the Treasury Investment Program. While actions by the Federal Reserve to decrease short-term interest rates have provided an immediate reduction in the cost of the advances, greater declines in the overall cost of advances were not achieved due to higher rate convertible advances taken out in 2000 when the consensus of opinion was that rates at that time would continue to increase.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio at the balance sheet date, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and nonperforming loans, the general economic conditions in its lending area and other factors affecting the collectability of the loans in its portfolio.

      The provision for loan losses was $170,000 for the three months ended March 31, 2002 compared to $135,000 for the three months ended March 31, 2001. The provision for loan losses increased for the current three month period primarily as a result of increased consumer loan growth from the seven new retail sales offices. The allowance for loan losses increased to $4.8 million at March 31, 2002 from $3.5 million at March 31, 2001. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. A higher charge-off percentage is anticipated on the loans acquired. The current allowance represents .98% of loans outstanding at March 31, 2002. The Company had net charge-offs of $115,000 for the three months ended March 31, 2002 compared to net charge-offs of $35,000 for the same period in 2001. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolio.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


   Noninterest Income. Noninterest income increased $374,000 to $1.1 million for the three months ended March 31, 2002 from $677,000 for the three months ended March 31, 2001. The major components or changes in noninterest income were:

     >> Net gain of $99,000 on sale of $8.8 million of mortgage loans held for sale
     >> Earnings of $166,000 on bank-owned life insurance, an increase of $36,000 over the prior period.
     >> Net gain of $199,000 on the sale of $4.8 million of mortgage-backed securities
     >> An increase of $65,000 in fees and service charges on loans and deposit accounts when compared to the prior period related to the overall increase in accounts during the quarter.

   Noninterest Expense. Noninterest expense increased by $1.4 million to $4.9 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. The major changes or components of noninterest expense were:

     >>   Salaries and employee benefits increased $802,000 primarily due to:
          o    staff positions added since last year,
          o $170,000 for seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $35,000 for two new retail sales offices opened (ten new staff positions),
          o 5% average salary increases due to merit and cost of living adjustments,
          o mortgage loan commissions increased $62,000 due to a change in commission structure, as well as a $21.8 million increase in loan origination volume over the prior year,
          o an increase in costs of $129,000 related to the 2002 Restricted Stock Plan
          o a $60,000 increase in ESOP costs due to the increased price of Company stock, and
          o a $79,000 increase for health insurance costs due to the growth in our employee base, including the Branch Acquisition, as well as increased claims experience.
     >> Occupancy expense increased $195,000 due to implementation of new technology and the opening of two new retail sales offices, the addition of seven new offices in the Branch Acquisition and extensive remodeling at several retail sales offices.
     >> Postage and office supplies expense increased $63,000 primarily due to the Branch Acquisition and the conversion to a proof of deposit (POD) balancing environment.
     >> Other expense increased $262,000, due to the core deposit intangible amortization of $225,000 resulting from the Branch Acquisition and a $54,000 increase in director compensation related to the 2002 Restricted Stock Plan. The other increases are attributable to correspondent bank service charges, item processing costs and additional costs relating to the POD conversion.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Operating Results for the Six Months Ended March 31, 2002 and 2001


   NetIncome.  Net income  for the six months  ended  March 31,  2002  increased
      $390,000 or 18.1% to $2.5 million, compared to $2.2 million for the same period in 2001. Net interest income increased $1.9 million or 21.6%, for the six months ended March 31, 2002 compared to the same period in 2001. This increase resulted from an increase in interest income of $ 1.1 million, together with a decrease in interest expense of $794,000. See discussion of interest income and interest expense below. Noninterest income increased $635,000 to $1.9 million from $1.3 million and noninterest expenses increased $2.1 million to $8.8 million from $6.7 million for the six months ended March 31, 2002 compared to the six months ended March 31, 2001, due to an accumulation of several income and expense categories, as discussed at Noninterest Income and Noninterest Expense.

   Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the six months ended March 31, 2002 when compared to the prior year. Details are contained in the Average Balance Sheet table at page 16.

          >> While residential loan balances decreased as a result of loan sales and accelerated repayments, consumer and commercial loan balances increased. The Company continues its emphasis on commercial and consumer loan production in an effort to restructure its loan portfolio. Excluding the loans acquired from the Branch Acquisition, average commercial loans outstanding increased by approximately 26% (total increase of 31%) and average consumer loans outstanding increased 6% (total increase of 10%) for the six months ended March 31, 2002 when compared to the prior year.
          >> The average yield on loans decreased 39 basis points to 7.56%, for the six months ended March 31, 2002 compared to 7.95% for the same period in 2001. The sharp decrease in shorter-term interest rates throughout 2001 had a major impact on loan yields, as consumer loan yields decreased 45 basis points and commercial loan yield decreased 139 basis points for the six months ended March 31, 2002 compared to the same period in 2001. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve during the course of the year. Increased refinance activity brought about by an overall decrease in interest rates caused residential loan yields to decrease 23 basis points.
          >> The average balances in the securities and other portfolio grew 56% as the Company invested funds received from the Branch
               Acquisition, while it continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
          >> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2001 to manage the interest-rate risk profile of the Company, as well as the previously mentioned Federal Reserve policy to reduce short-term interest rates.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



   Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the six months ended March 31, 2002 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 16.

          >> The increase in average interest-bearing deposits is mainly attributable to the Branch Acquisition. However, our increased sales effort to attract new and retain current deposits, as well as customer concerns about equity investments, provided additional deposit growth. The increase in average balances of certificate accounts includes a $17.0 million increase in public deposits from the State of Florida and a $3.0 million brokered certificate account that were acquired during the last half of fiscal 2001.
          >> Average FHLB advances and other borrowings outstanding increased this period compared to the same period last year due to the growth in earning assets that was not funded through traditional deposit growth.
          >> The growth in average balances in interest checking and money-market accounts helped to reduce the overall cost of deposits. The reduction in the cost of deposits is reflective of the significant decrease in interest rates over the past year.
          >> The decrease in the cost of FHLB advances and other borrowings reflects the Company's decision to replace short-term fixed-rate advances with short-term daily rate credit advances and advances utilizing the Treasury Investment Program. Actions by the Federal Reserve to decrease short-term interest rates has also provided a reduction in the cost of adjustable rate credit advances.

   Provision for Loan Losses. The provision for loan losses was $320,000 for the six months ended March 31, 2002, compared to $315,000 for the six months ended March 31, 2001. The Company had net charge-offs of $171,000 for the six months ended March 31, 2002 compared to net charge-offs of $121,000 for the six months ended March 31, 2001. See other discussion at the three month comparison of operations.

   Noninterest Income. Noninterest income increased $635,000 to $1.9 million for the six-month period ended March 31, 2002 from $1.3 million for the six-month period ended March 31, 2001. The major components or changes were:

     >> Net gain of $191,000, an increase of $121,000 from 2001, on the sales of $15.1 million of mortgage loans held for sale.
     >> $204,000 in net gain on sales of securities, primarily due to the sale of $4.8 million of mortgage-backed securities.
     >> Increase of $98,000 in account fees and service charges, including interchange fee income, partly attributable to the Branch Acquisition.
     >> Earnings of $340,000 on bank-owned life insurance, an increase of $80,000 over the same period in 2001.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



   Noninterest Expense. Noninterest expense increased by $2.1 million to $8.8 million for the six months ended March 31, 2002 from $6.7 million for the six months ended March 31, 2001. The major components or changes in noninterest expense were:

     >>   Salaries and employee benefits increased $1.3 million primarily due:

          o    several positions added this year compared to last year
          o $170,000 for seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $66,000 for two new retail sales offices opened (10 new staff positions),
          o 5% average salary increases due to merit and cost of living adjustments,
          o a $60,000 increase in retirement plan costs due to the increased price of Company stock in the ESOP,
          o an increase in costs of $258,000 related to the 2002 Restricted Stock Plan,
          o a $122,000 increase for health insurance costs due to growth in our employee base, including the Branch Acquisition, as well as increased claims experience.
     >> Occupancy expense increased $316,000 due to implementation of new technology and the opening the two new retail sales offices and increased costs related to the Branch Acquisition and extensive remodeling at several retail sales offices.
     >> Postage and other supplies expense increased $63,000 primarily due to the Branch Acquisition and the conversion to the POD.
     >> Other expense increased $390,000, due to core deposit intangible amortization of $225,000 related to the Branch Acquisition and a $108,000 increase in director compensation related to the 2002 Restricted Stock Plan. The other increases are attributable to correspondent bank service charges, item processing costs expenses and additional costs relating to the POD conversion.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended September 30, 2001.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of December 31, 2001. Although, the results of the NPV model are not yet available for March 31, 2002, it is anticipated that the NPV Ratio for all rate scenarios will be one and a half to two percent lower than at December due to the growth in assets that resulted from the Branch Acquisition. However, the sensitivity measure, defined by the OTS as the change in NPV Ratio with a 200 basis point shock in rates, should have improved from the 386 basis point change shown below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).

                                                               NPV as % of
                     Net Portfolio Value ("NPV")         Present Value of Assets
                   --------------------------------      -----------------------
         Change                                                     Basis Point
       In Rates    $ Amount    $ Change    % Change       NPV Ratio   Change
       --------    --------    --------    --------       ---------   ------

        +300 bp      37,884    (42,777)       (53)%           6.14%    (579)
        +200 bp      51,350    (29,311)       (36)%           8.08%    (386)
        +100 bp      66,568    (14,093)       (17)%          10.16%    (178)
           0 bp      80,661          -          -            11.94%       -
        -100 bp      88,800      8,139         10%           12.85%      92
        -200 bp           *          *          *                *        *
        -300 bp           *          *          *                *        *

*  Scenario not used due to the low prevailing interest rate environment

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 29, 2002, the stockholders of FloridaFirst Bancorp, Inc. voted on the following proposals:

                                                        Votes           Votes
                                                         For           Withheld
                                                         ---           --------
Proposal I - Election of Directors

         Llewellyn N. Belcourt (1)                     4,600,817       21,902
                                                       =========       ======
         Gregory C. Wilkes (1)                         4,601,333       21,386
                                                       =========       ======
         G.F. Zimmermann, III (1)                      4,600,817       21,902
                                                       =========       ======
         Arthur J. Rowbotham (2)                       4,600,817       21,902
                                                       =========       ======

(1)  three-year term
(2)  one-year term

Proposal II - Ratification of the FloridaFirst Bancorp, Inc. 2002 Stock Option Plan

                                 Votes               Votes
                                  For               Against        Abstain
                                  ---               -------        -------

                                3,045,671           309,722         25,728
                                =========           =======         ======

Proposal III - Ratification of the FloridaFirst Bank 2002 Restricted Stock Plan

                                 Votes               Votes
                                  For               Against        Abstain
                                  ---               -------        -------

                                2,870,180           481,154         29,787
                                =========           =======         ======

Proposal IV - Ratification of the FloridaFirst Bancorp, Inc. 1999 Stock Option Plan

                                 Votes               Votes
                                  For               Against        Abstain
                                  ---               -------        -------

                                2,988,777           361,273         31,073
                                =========           =======         ======

Proposal V - Ratification of the FloridaFirst Bank 1999 Restricted Stock Plan

                                 Votes               Votes
                                  For               Against        Abstain
                                  ---               -------        -------

                                2,866,127           483,973         31,021
                                =========           =======         ======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Proposal VI - Ratification of the Appointment of Hacker, Johnson & Smith PA as the Company's Independent Public Accountants for the fiscal year ended September 30, 2002

                                 Votes               Votes
                                  For               Against        Abstain
                                  ---               -------        -------

                                4,564,109           41,474          17,136
                                =========           ======          ======

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:


                  Exhibit Number
                  --------------
                       3(i)         Articles of Incorporation for FloridaFirst Bancorp, Inc.*

                       3(ii)        Bylaws of FloridaFirst Bancorp, Inc.*

                       4            Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*

                      10.1          Form of Employment Agreements entered into with the named
                                      Executive Officers of FloridaFirst Bank*

                      10.2          1999 Stock Option Plan **

                      10.3          Restricted Stock Plan **

                      10.4          Supplemental Executive Retirement Plan for the benefit of Certain Senior Officers *

                      10.5          2002 Stock Option Plan ***

                      10.6          2002 Restricted Stock Plan ***

                      99            Report on Review by Independent Certified Public Accountants.

* Incorporated by reference to the Predecessor Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by the Predecessor Registrant on December 29, 1999 (File No. 0-25693).

*** Incorporated by reference to the Proxy Statement filed by the Registrant on December 21, 2001.



(b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the three-month period ended March 31, 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FLORIDAFIRST BANCORP, INC.
                             (Registrant)





Date:  May 14, 2002         By: /s/Gregory C. Wilkes
      -------------             ------------------------------------------------
                                Gregory C. Wilkes, President and Chief Executive
                                  Officer (Principal Executive Officer)




Date:  May 14, 2002         By: /s/Kerry P. Charlet
      -------------             ------------------------------------------------
                                Kerry P. Charlet, Chief Financial Officer
                                  (Principal Accounting Officer)