Form 10-Q
period 2002-06-30
FLORIDAFIRST BANCORP INC
filed 2002-08-14
CIK 1123276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---
         Act of 1934

For the quarterly period ended June 30, 2002

        Transition report under Section 13 or 15(d) of the Securities Exchange
---
        Act of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-32139
                       -----------------------


                           FLORIDAFIRST BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                                    59-3662010
---------------------------------                            -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
 -------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ---       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.10 per share                    5,373,994 shares
--------------------------------------             -----------------------------
              (class)                              Outstanding at August 7, 2002


--------------------------------------------------------------------------------

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                             Page

     Condensed Consolidated Balance Sheets -
       At June 30, 2002 (unaudited) and At September 30, 2001..................................2

     Condensed Consolidated Statements of Income -
       Three and Nine Months ended June 30, 2002 and 2001 (unaudited)..........................3

     Condensed Consolidated Statement of Stockholders' Equity
       Nine Months Ended June 30, 2002 (unaudited).............................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 2002 and 2001 (unaudited)..................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................7-9

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................................10-21

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........................22

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................................23

   Item 2.  Changes in Securities and Use of Proceeds.........................................23

   Item 3.  Defaults Upon Senior Securities...................................................23

   Item 4.  Submission of Matters to a Vote of Security Holders...............................23

   Item 5.  Other Information.................................................................23

   Item 6.  Exhibits and Reports on Form 8-K..................................................24

SIGNATURES....................................................................................25


                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                At
                                                                   ------------------------------
                                                                     June 30,       September 30,
Assets                                                                 2002             2001
                                                                       ----             ----
                                                                    (unaudited)

Cash and cash equivalents ......................................   $  16,381            21,676
Securities available for sale ..................................     248,973           129,534
Loans, net of allowance for loan losses of
    $4,714 and $3,652 ..........................................     490,166           474,155
Premises and equipment, net ....................................      14,605            10,944
Federal Home Loan Bank stock, at cost ..........................       6,806             7,670
Cash surrender value of bank-owned life insurance ..............      15,879            10,795
Core deposit intangible, net ...................................      11,981              --
Other assets ...................................................       7,518             5,595
                                                                     -------           -------

              Total assets .....................................   $ 812,309           660,369
                                                                     =======           =======

Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing checking ...............................      32,167            20,306
    Interest-bearing checking ..................................      72,754            34,705
    Savings accounts ...........................................      54,825            27,547
    Money-market accounts ......................................      65,482            33,768
    Certificate accounts .......................................     350,423           283,211
                                                                     -------           -------

              Total deposits ...................................     575,651           399,537

    Federal Home Loan Bank advances ............................     125,300           149,500
    Other borrowings ...........................................      10,724            11,048
    Other liabilities ..........................................       6,359             6,470
                                                                     -------           -------

              Total liabilities ................................     718,034           566,555
                                                                     -------           -------

Stockholders' equity:
    Preferred stock ............................................           -                 -
    Common stock ...............................................         552               552
    Additional paid-in capital .................................      52,068            52,059
    Retained earnings ..........................................      49,642            46,454
    Treasury stock, at cost ....................................      (2,680)             (481)
    Unallocated shares held by the employee stock ownership plan      (4,869)           (5,410)
    Unallocated shares held by the restricted stock plan .......      (3,069)             (986)
    Accumulated other comprehensive income .....................       2,631             1,626
                                                                     -------           -------

              Total stockholders' equity .......................      94,275            93,814
                                                                     -------           -------

              Total liabilities and stockholders' equity .......   $ 812,309           660,369
                                                                     =======           =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

             Condensed Consolidated Statements of Income (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Three Months Ended            Nine Months Ended
                                                                         June 30,                      June 30,
                                                                    -------------------         ---------------------
                                                                      2002         2001          2002           2001
                                                                      ----         ----          ----           ----
Interest income:
    Loans.....................................................      $ 9,184        9,344         27,064        27,367
    Securities and other......................................        3,764        2,041          8,975         5,990
                                                                     ------       ------         ------        ------

         Total interest income................................       12,948       11,385         36,039        33,357
                                                                     ------       ------         ------        ------
Interest expense:
    Deposits..................................................        4,775        4,450         13,386        13,395
    Federal Home Loan Bank advances and other borrowings......        1,615        1,981          5,305         6,132
                                                                     ------       ------         ------        ------

         Total interest expense...............................        6,390        6,431         18,691        19,527
                                                                     ------       ------         ------        ------

Net interest income...........................................        6,558        4,954         17,348        13,830

Provision for loan losses.....................................          180          150            500           465
                                                                     ------       ------         ------        ------

Net interest income after provision for loan losses...........        6,378        4,804         16,848        13,365
                                                                     ------       ------         ------        ------
Noninterest income:
    Fees and service charges..................................          697          396          1,585         1,140
    Net gain on sale of loans held for sale...................           33           60            224           148
    Net gain (loss) on sale of securities available for sale..          296           (4)           500           (19)
    Earnings on bank-owned life insurance.....................          244          167            584           391
    Other.....................................................          318          110            580           319
                                                                     ------       ------         ------        ------

         Total noninterest income.............................        1,588          729          3,473         1,979
                                                                     ------       ------         ------        ------
Noninterest expense:
    Salaries and employee benefits............................        2,897        1,942          7,874         5,613
    Occupancy expense.........................................          834          551          2,149         1,574
    Marketing.................................................           77           66            282           260
    Data processing...........................................          172          118            435           375
    Postage and office supplies...............................          130           87            402           311
    Professional fees.........................................          129          143            343           354
    Amortization of core deposit intangible...................          450            -            675             -
    Other.....................................................        1,024          552          2,306         1,628
                                                                     ------      -------        -------       -------

         Total noninterest expense............................        5,713        3,459         14,466        10,115
                                                                     ------       ------         ------        ------

Income before income taxes....................................        2,253        2,074          5,855         5,229

Income taxes..................................................          681          640          1,741         1,643
                                                                     ------       ------         ------        ------

Net income....................................................      $ 1,572        1,434          4,114         3,586
                                                                     ======       ======         ======        ======
Earnings per share:

    Basic.....................................................      $  0.31         0.27           0.80          0.67
                                                                     ======       ======         ======        ======

    Diluted...................................................      $  0.29         0.26           0.77          0.65
                                                                     ======       ======         ======        ======
Weighted-average common and common equivalent
    shares outstanding (in thousands):

    Basic.....................................................        5,098        5,297          5,114         5,344
                                                                     ======       ======         ======        ======

    Diluted...................................................        5,342        5,417          5,377         5,480
                                                                     ======       ======         ======        ======

Cash dividends per share......................................      $   .06          .05            .17           .14
                                                                     ======       ======         ======        ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                     For the Nine Months Ended June 30, 2002
                      (In thousands, except share amounts)


                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                                   Additional                         Held       Shares      Compre-       Total
                              Common Stock          Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                        -------------------------
                              Shares       Amount    Capital   Earnings     Stock     ESOP       the RSP     Income       Equity
                              ------       ------    -------   --------     -----     ----       -------     ------       -------
Balance at September
   30, 2001...............  5,521,850      $ 552      52,059     46,454      (481)   (5,410)      (986)       1,626       93,814
                                                                                                                          ------

Comprehensive income:
   Net income.............          -          -           -      4,114         -         -          -            -        4,114

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     of $590..............          -          -           -          -         -         -          -        1,005        1,005
                                                                                                                          ------

Comprehensive income......                                                                                                 5,119
                                                                                                                          ------

115,000 and 121,700 shares
   repurchased for treasury
   and RSP, respectively,
   at cost................          -          -           -          -    (2,199)        -     (2,286)           -       (4,485)

Proceeds from exercise
   of stock options.......      2,144          -          18          -         -         -          -            -           18

Cash dividends............          -          -           -       (926)        -         -          -            -         (926)

Fair value of ESOP and
   RSP shares allocated...          -          -          (9)         -         -       541        203            -          735
                            ---------        ---      ------     ------     ------    -----      -----        -----       ------

Balance at June 30,
   2002...................  5,523,994      $ 552      52,068     49,642    (2,680)   (4,869)    (3,069)       2,631       94,275
                            =========        ===      ======     ======    ======    ======      =====        =====       ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                                   June 30,
                                                                                           ------------------------
                                                                                             2002            2001
                                                                                             ----            ----
Cash flows from operating activities:
    Net income.....................................................................         $   4,114         3,586
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses.................................................               500           465
         Depreciation..............................................................               995           728
         Amortization of core deposit intangible...................................               675             -
         Net (gain) loss on sale of securities available for sale..................              (500)           19
         Net gain on sale of loans held for sale...................................              (224)         (148)
         Proceeds from sales of loans held for sale................................            18,088         8,140
         Loans originated for sale.................................................           (16,975)       (7,992)
         Earnings on bank-owned life insurance.....................................              (584)         (391)
         Net increase in other assets..............................................              (904)         (287)
         Net increase in other liabilities.........................................               624           423
                                                                                             --------       -------

              Net cash provided by operating activities............................             5,809         4,543
                                                                                             --------       -------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale........................................................            72,455        28,228
    Purchase of securities available for sale......................................          (189,799)      (37,738)
    Net decrease (increase) in loans, exclusive of branch acquisition..............             7,894       (34,592)
    Net redemption of FHLB stock...................................................               864           255
    Purchase of bank-owned life insurance..........................................            (4,500)       (5,000)
    Purchases of premises and equipment, exclusive of branch
         acquisition...............................................................            (3,406)       (1,693)
    Net proceeds from sales of foreclosed assets...................................               391           165
    Net proceeds on sale of premises and equipment.................................                 -             4
                                                                                             --------       -------

              Net cash used in investing activities................................          (116,101)      (50,371)
                                                                                             --------       -------

Cash flows from financing activities:
    Cash received upon purchase of deposits........................................           120,922             -
    Net increase in deposits, exclusive of branch acquisition......................            13,992        34,620
    Net decrease in FHLB advances..................................................           (24,200)      (18,500)
    Net (decrease) increase in other borrowings....................................              (324)        3,605
    Payments to acquire treasury stock.............................................            (2,199)            -
    Payments to acquire shares held by the ESOP....................................                 -        (3,897)
    Payments to acquire shares held by the RSP.....................................            (2,286)         (673)
    Dividends paid.................................................................              (926)         (644)
    Net proceeds received from issuance of common stock............................                18        30,555
                                                                                             --------       -------

              Net cash provided by financing activities............................           104,997        45,066
                                                                                             --------       -------

Net decrease in cash and cash equivalents..........................................            (5,295)         (762)

Cash and cash equivalents at beginning of period...................................            21,676         6,734
                                                                                             --------       -------

Cash and cash equivalents at end of period.........................................         $  16,381         5,972
                                                                                             ========       =======

                                                                     (continued)

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)


                                                                      Nine Months Ended
                                                                          June 30,
                                                                      ------------------
                                                                        2002        2001
                                                                        ----        ----
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ..............................................       $18,556     19,625
                                                                        ======     ======

         Taxes .................................................       $ 1,799      1,934
                                                                        ======     ======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets ........................       $   801        297
                                                                        ======     ======

    Change in unrealized gain (loss) on securities available for
         sale, net .............................................       $ 1,005      2,416
                                                                        ======     ======

    Net distribution of restricted stock plan shares ...........       $   140         97
                                                                        ======     ======

    Net allocation of shares held by the ESOP ..................       $   595        325
                                                                        ======     ======

    Transfer land from premises and equipment to other assests..       $ 1,199          -
                                                                        ======     ======
Acquisition of branches:
    Fair value of premises and equipment acquired ..............       $ 2,449          -
                                                                        ======     ======

    Fair value of loans acquired ...............................       $26,095          -
                                                                        ======     ======

    Core deposit intangible ....................................       $12,656          -
                                                                        ======     ======

    Total deposits assumed in acquisition of branches ..........       $41,200          -
                                                                        ======     ======



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

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and nine-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(2)  Loans

     Loans consist of the following (in thousands):
                                                               At
                                                    ----------------------------
                                                     June 30,      September 30,
                                                      2002             2001
                                                      ----             ----
                                                   (unaudited)
     Loans secured by mortgages on real estate:
       Residential 1-4:
         Permanent                                   $307,425        312,309
         Construction                                  33,305         35,516
       Multi-family                                     2,274          2,306
       Commercial real estate                          46,415         56,065
       Land                                            11,671          8,907
                                                      -------        -------

     Total mortgage loans                             401,090        415,103

     Consumer loans                                   103,407         85,932
     Other loans                                       10,675          5,061
                                                      -------        -------

     Total loans                                      515,172        506,096

     Allowance for loan losses                         (4,714)        (3,652)
     Loans in process                                 (20,292)       (28,289)
                                                      -------        -------

     Loans, net                                      $490,166        474,155
                                                      =======        =======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Loans held for sale, included in the totals above, were $304,000 and $1,193,000 at June 30, 2002 and September 30, 2001, respectively.

The activity in the allowance for loan losses is as follows (in thousands):


                                              Three Months Ended        Nine Months Ended
                                                   June 30,                 June 30,
                                              ---------------------     ------------------
                                                 2002          2001        2002       2001
                                                 ----          ----        ----       ----

        Balance at beginning of period         $ 4,801        3,515       3,652      3,321
        Provision for loan losses                  180          150         500        465
        Allowance acquired                           -            -       1,000          -
        Net loan charge-offs                      (267)         (77)       (438)      (198)
                                                 -----        -----       -----      -----

        Balance at end of period               $ 4,714        3,588       4,714      3,588
                                                 =====        =====       =====      =====

     No loans were identified as impaired at or during the three months or nine months ended June 30, 2002 or 2001.

(3)  Branch Acquisition

     On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). Four of these Huntington offices are located in Lakeland, Florida, and one each in Avon Park and Sebring in Highlands County, and one office in Wildwood, Florida. The transaction resulted in the Company receiving approximately $120.9 million in cash, $162.1 million in deposits, $26.1 million in loans and $2.4 million in premises and equipment related to these seven offices. The Company paid a premium of approximately 7.8%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million being recorded. This intangible asset is being amortized using an accelerated method over twelve years.

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

                                                                    Three Months Ended          Nine Months Ended
                                                                          June 30,                  June 30,
                                                                   -------------------          -------------------
                                                                   2002         2001            2002           2001
                                                                   ----         ----            ----           ----

         Weighted-average shares of common stock issued and
               outstanding before adjustments for ESOP              5,479        5,520          5,484         5,520
         Adjustments to reflect the effect of unallocated ESOP
               shares                                                (381)        (223)          (370)         (176)
                                                                    -----        -----          -----         -----

         Weighted-average shares for basic earnings per share       5,098        5,297          5,114         5,344
                                                                    =====        =====          =====         =====

         Basic earnings per share                                  $  .31          .27            .80           .67
                                                                    =====        =====          =====         =====

         Weighted-average shares for basic earnings per share       5,098        5,297          5,114         5,344

         Additional dilutive shares using the average market
               value for the period utilizing the treasury
               stock method regarding stock options and
               outstanding restricted stock shares                    244          120            263           136
                                                                    -----        -----          -----         -----

         Weighted-average common shares and equivalents
               outstanding for diluted earnings per share           5,342        5,417          5,377         5,480
                                                                    =====        =====          =====         =====

         Diluted earnings per share                                $  .29          .26            .77           .65
                                                                    =====        =====          =====         =====

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

New Regulations

On July 30, 2002 the President of the United States of America signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the Securities and Exchange Commission (the "SEC") on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Overview

On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). The transaction resulted in the Company receiving approximately $120.9 million in cash, and included approximately $162.1 million in deposits and approximately $26.1 million in loans related to those seven offices. The Company paid a premium of approximately 7.8%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million being recorded which is subject to periodic amortization over a period of twelve years. The cash received from the purchase was primarily used to reduce $30.0 million in short-term fixed-rate and adjustable-rate FHLB advances and fund the purchase of approximately $85.0 million in securities. The securities were primarily mortgage-backed securities with average lives less than five years and which provide cash flow from the time of purchase. This strategy allows the Company to immediately earn a fair rate of return on the invested funds and utilize the cash flow from the securities to fund new loan originations.

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

Cash and cash equivalents decreased $5.3 million for the nine months ended June 30, 2002 to $16.4 million. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                             (In Millions)
                                                                             -------------

Cash provided by operations                                                    $    5.8
FHLB advances and other borrowings                                                (24.5)
Increase in net deposits, including purchased deposits                            134.9
Maturities, sales, calls and repayments on securities available for sale           72.5
Purchases of securities available for sale                                       (189.8)
Net decrease in loans, excluding purchased loans                                    7.9
Purchase bank-owned life insurance                                                 (4.5)
Purchase premises and equipment, excluding branch acquisition                      (3.4)
Other, net                                                                         (4.2)
                                                                                -------

Net decrease in cash and cash equivalents                                      $   (5.3)
                                                                                =======


See "Comparison of Financial Condition at June 30, 2002 and September 30, 2001" for discussion of significant cash flows.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


On June 30, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount              Percent
                                              ------              -------
                                           (In thousands)

Tangible capital                            $ 59,693                7.40%
Tangible capital requirement                  11,950                1.50
Excess over requirement                       47,743                5.90

Core capital                                  59,693                7.40
Core capital requirement                      31,868                4.00
Excess over requirement                       27,825                3.40

Risk based capital                            64,494               12.74
Risk based capital requirement                41,551                8.00
Excess over requirement                       22,943                4.74

Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements for the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Financial Condition at June 30, 2002 and September 30, 2001

Assets. Total assets increased $151.9 million, or 23.0%, to $812.3 million at June 30, 2002 from $660.4 million at September 30, 2001. The increase in total assets resulted primarily from $120.9 in cash received from the Branch Acquisition, together with $16.5 million in consumer loans and $9.6 million in commercial loans, but was partially offset by a $7.9 million decrease in the loan portfolio primarily attributable to the Company's residential mortgage loan origination strategy to originate and sell, on a servicing-released basis, fixed-rate loans with original terms in excess of fifteen years. This strategy has caused residential loan balances to decline, while increasing gains from selling the loans and related servicing rights. An increase in refinance activity has resulted in increased repayment activity primarily due to the Federal Reserve policy to reduce interest rates in order to stimulate the economy. Management continues to focus on the origination of commercial and consumer loans, which totaled $54.6 million for the nine months ended June 30, 2002.

     Securities available for sale increased $119.4 million, as the funds received from the Branch Acquisition transaction together with an increase in deposits exceeded general loan demand and were deployed in primarily shorter duration, fixed-rate and variable-rate mortgage-backed securities providing market rate yields with strong cash flow characteristics.

     Premises and equipment increased $3.7 million primarily due to $2.4 million of property and equipment acquired in the Branch Acquisition, the addition of $322,000 of telecommunications and data processing equipment for the acquired retail sales offices, and the purchase of land in Manatee County for $782,000 which will be used for a new retail sales office scheduled to open in November 2002. This increase was offset by the transfer of a parcel of land in Winter Haven, valued at $1.2 million to other assets, because the site is no longer being considered as a future retail sales office.

     The net core deposit intangible of $12.0 million resulted from the Branch Acquisition during February less $675,000 of amortization through June 30, 2002.

     Cash  surrender  of  bank-owned  life  insurance   increased  $5.1  million
     primarily due to the purchase of additional insurance contracts with one-time premiums of $4.5 million.

Liabilities.  Total  liabilities  increased $151.5 million,  or 26.7%, to $718.0 million at June 30, 2002 from $566.6 million at September 30, 2001. The increase in total liabilities resulted primarily from the $162.1 million in deposits acquired in the Branch Acquisition. In addition to the deposits acquired, deposits increased approximately $14.0 million reflecting increases in lower cost checking and money-market accounts partially attributable to expansion of our customer base. Actions by the Federal Reserve to decrease short-term interest rates appear to have caused certain customers to move maturing certificates into the more liquid checking and money-market accounts until the interest rate environment stabilizes.

     FHLB advances decreased $24.2 million as funds provided by the Branch Acquisition were used to repay short-term fixed-rate and adjustable-rate advances.

Stockholders' Equity. The $461,000 increase in the Company's stockholders' equity reflects:

     >>   net income for the nine months ended June 30, 2002 of $4.1 million.
     >>   net distribution of $140,000 from the restricted stock plan.
     >> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and simultaneous allocation of ESOP shares with a fair value of $595,000.
     >>   increase in accumulated other comprehensive income of $1.0 million.
     >>   dividends paid that totaled $926,000.
     >>   repurchase of shares of the Company's stock at a cost of $4.5 million.

     The increased value in accumulated other comprehensive income resulted from the fluctuation in market value of the Company's securities available for sale. Because of continued interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim and year-end period.

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

                                                                    Three Months Ended June 30,
                                              ---------------------------------------------------------------------
                                                            2002                                2001
                                              ----------------------------------   --------------------------------
                                                                      Average                               Average
                                               Average                Yield/       Average                   Yield/
                                               Balance     Interest    Cost        Balance      Interest     Cost
                                               -------     --------   -------       -------     --------    -------
                                                                      (Dollars in thousands)

Interest-earning assets (IEA):
   Mortgage loans..........................   $ 313,507      5,690      7.26%     $ 325,909       6,234      7.65%
   Consumer loans..........................     101,725      2,075      8.16         84,148       1,847      8.78
   Commercial loans........................      73,488      1,419      7.72         60,859       1,263      8.30
                                                -------     ------                  -------      ------

       Total loans.........................     488,720      9,184      7.52        470,916       9,344      7.94

   Securities and other (1)................     254,561      3,883      6.10        121,538       2,119      6.97
                                                -------     ------                  -------      ------

       Total IEA (1).......................     743,281     13,067      7.03        592,454      11,463      7.74
                                                            ------                               ------

Other assets...............................      59,891                              29,598
                                                -------                             -------

       Total assets........................   $ 803,172                           $ 622,052
                                                =======                             =======

Interest-bearing liabilities (IBL):
   Interest checking.......................      70,835        323      1.83         32,670         142      1.74
   Savings accounts........................      55,315        230      1.67         27,537         119      1.73
   Money-market accounts...................      64,799        374      2.31         29,492         297      4.04
   Certificate accounts....................     354,429      3,848      4.35        264,393       3,892      5.90
                                                -------     ------                  -------      ------

       Total interest-bearing deposits.....     545,378      4,775      3.51        354,092       4,450      5.04

   FHLB advances and other borrowings......     127,007      1,615      5.03        148,188       1,981      5.29
                                                -------     ------                  -------      ------

       Total IBL...........................     672,385      6,390      3.80        502,280       6,431      5.11
                                                            ------                               ------

Other liabilities (2)......................      37,078                              25,514
                                                -------                             -------

       Total liabilities...................     709,463                             527,794

Stockholders' equity.......................      93,709                              94,258
                                                -------                             -------

       Total liabilities and
           stockholders' equity............   $ 803,172                           $ 622,052
                                                =======                             =======

Net interest income (1)....................                $ 6,677                              $ 5,032
                                                            ======                               ======

Average IEA to IBL.........................        111%                                 118%

Interest-rate spread.......................                             3.23%                                2.63%
                                                                        ====                                 ====

Net interest margin........................                             3.59%                                3.40%
                                                                        ====                                 ====

(1)  Interest  income  and net  interest  income do not  agree to the  condensed consolidated  statements  of income  because the tax  equivalent  income on
     municipal   bonds   is   included   in   this   schedule.
(2)  Includes noninterest-bearing checking accounts.

                   FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                                                   Nine Months Ended June 30,
                                              ---------------------------------------------------------------------
                                                            2002                                2001
                                              ----------------------------------   --------------------------------
                                                                      Average                               Average
                                               Average                Yield/       Average                   Yield/
                                               Balance     Interest    Cost        Balance      Interest     Cost
                                               -------     --------   -------       -------     --------    -------
                                                                      (Dollars in thousands)

Interest-earning assets (IEA):
   Mortgage loans..........................   $ 314,656     17,388      7.37%     $ 321,585      18,447      7.65%
   Consumer loans..........................      93,021      5,726      8.21         81,962       5,359      8.72
   Commercial loans........................      70,600      3,950      7.46         55,574       3,561      8.54
                                                -------     ------                  -------      ------

       Total loans.........................     478,277     27,064      7.54        459,121      27,367      7.95

   Securities and other (1)................     204,658      9,362      6.10        117,439       6,203      7.04
                                                -------     ------                  -------      ------

       Total IEA (1).......................     682,935     36,426      7.11        576,560      33,570      7.76
                                                            ------                               ------

Other assets...............................      43,980                              26,087
                                                -------                             -------

       Total assets........................   $ 726,915                           $ 602,647
                                                =======                             =======

Interest-bearing liabilities (IBL):
   Interest checking.......................      53,034        694      1.75         32,254         427      1.77
   Savings accounts........................      41,689        496      1.59         28,075         395      1.88
   Money-market accounts...................      50,702        922      2.43         27,537         947      4.60
   Certificate accounts....................     320,686     11,274      4.70        258,648      11,626      5.99
                                                -------     ------                  -------      ------

       Total interest-bearing deposits.....     466,111     13,386      3.84        346,514      13,395      5.15

   FHLB advances and other borrowings......     136,887      5,305      5.11        140,361       6,055      5.75
                                                -------     ------                  -------      ------

       Total IBL...........................     602,998     18,691      4.13        486,875      19,450      5.32
                                                            ------                               ------

Other liabilities (2)(3)...................      29,752                              31,269          77
                                                -------                             -------      -------

       Total liabilities...................     632,750                             518,144      19,527
                                                                                                 ------

Stockholders' equity.......................      94,165                              84,503
                                                -------                             -------

       Total liabilities and
           stockholders' equity............   $ 726,915                           $ 602,647
                                                =======                             =======

Net interest income (1)....................               $ 17,735                             $ 14,043
                                                            ======                               ======

Average IEA and IBL........................        111%                                 118%

Interest-rate spread.......................                             2.98%                                2.44%
                                                                        ====                                 ====

Net interest margin........................                             3.46%                                3.25%
                                                                        ====                                 ====


(1)  Interest  income  and net  interest  income do not  agree to the  condensed consolidated  statements  of income  because the tax  equivalent  income on
     municipal   bonds   is   included   in   this   schedule.
(2)  Includes noninterest-bearing checking accounts.
(3) Includes interest expense on subscription funds refunded in 2001 related to the public stock offering.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001


Net Income. Net income for the three months ended June 30, 2002 increased 9.6% to $1.6 million, compared to the same period in 2001. Net interest income increased $1.6 million, or 32.4%, for the three months ended June 30, 2002 compared to the same period in 2001. This increase resulted from an increase in interest income of $1.6 million, together with a decrease in interest expense of $41,000. Noninterest income increased $859,000 to $1.6 million from $729,000 and noninterest expenses increased $2.3 million to $5.7 million from $3.5 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to an accumulation of several income and expense categories. See discussion of Noninterest Income and Noninterest Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year quarter. Details are contained in the Average Balance Sheet table at page 14.

     >> While residential loan balances decreased as a result of loan sales and accelerated repayments, consumer loan and commercial loan balances showed strong increases, in addition to loans acquired in the Branch Acquisition. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio. Excluding the loans acquired from the Branch
          Acquisition, average commercial loans outstanding increased by approximately 6% (total increase of 21% including the loans acquired) and average consumer loans outstanding increased 7% (total increase of 21% including the loans acquired) during the quarter from the same quarter in the preceding year.
     >> The average yield on loans decreased 42 basis points to 7.52%, for the three months ended June 30, 2002 compared to the same period in 2001. The sharp decrease in shorter-term interest rates throughout 2001 had a major impact on consumer and commercial loan yields; consumer loan yields decreased 62 basis points and commercial loan yield decreased 58 basis points for the three months ended June 30, 2002 compared to the same period in 2001. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve during the course of the year. Increased refinance activity brought about by an overall decrease in interest rates caused residential loan yields to decrease 39 basis points.
     >> The average balances in the securities and other portfolio grew 109% as the Company invested funds received from the Branch Acquisition, while it continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
     >> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate securities in fiscal year 2001 to manage the interest rate risk profile of the Company, as well as the Federal Reserve actions of reducing short-term interest rates.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 14.

     >> The increase in average interest-bearing deposits is mainly attributable to the Branch Acquisition. However, our increased sales effort to attract new and current deposits, as well as customer concerns about equity investments, provided additional deposit growth.
     >> Average FHLB advances and other borrowings decreased this quarter compared to the same quarter last year due to the repayment of short-term fixed-rate and adjustable-rate advances with funds provided primarily from the Branch Acquisition.
     >> The growth in average balances in interest checking and money-market accounts helped to reduce the overall cost of deposits. The reduction in the cost of deposits is reflective of the significant decrease in interest rates over the past year.
     >> The decrease in the cost of FHLB advances and other borrowings reflects the Company's decision to keep recent advances in short-term adjustable-rate credit advances together with short-term daily rate credit advances and borrowings utilizing the Treasury Investment Program. While actions by the Federal Reserve to decrease short-term interest rates have provided an immediate reduction in the cost of the advances, greater declines in the overall cost of advances were not achieved due to higher rate convertible advances taken out in 2000 when the consensus of opinion was that rates at that time would continue to increase.

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

     The provision for loan losses was $180,000 for the three months ended June 30, 2002 compared to $150,000 for the three months ended June 30, 2001. The provision for loan losses increased for the current three month period primarily as a result of increased consumer loan growth from the seven new retail sales offices. The allowance for loan losses increased to $4.7 million at June 30, 2002 from $3.6 million at June 30, 2001. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. A higher charge-off percentage is anticipated on the loans acquired. The current allowance represents .95% of loans outstanding at June 30, 2002. The Company had net charge-offs of $267,000 for the three months ended June 30, 2002 compared to net charge-offs of $77,000 for the same period in 2001. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolio.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Noninterest Income. Noninterest income increased $859,000 to $1.6 million for the three months ended June 30, 2002 from $729,000 for the three months ended June 30, 2001. The major components or changes in noninterest income were:

     >> An increase of $301,000 in fees and service charges on loans and deposit accounts when compared to the prior period related to the overall increase in accounts during the quarter.
     >> A decrease of $27,000 in net gain on sale of loans held for sale as current residential loan production during recent months has been retained in the portfolio to maintain the balances in mortgage loans outstanding.
     >> Bank-owned life insurance increased of $77,000 over the prior period due to the purchase of additional insurance contracts with one-time premiums of $4.5 million.
     >> Net gain of $296,000 on the sale of $29.9 million of securities available for sale, including a recovery of $88,000 on a corporate bond previously written down due to a decline that was deemed to be other than temporary.
     >> An increase of $208,000 in other noninterest income, primarily due to the recognition of a $201,000 deferred gain related to the sale of a former Bank property (previously deferred due to possible environmental cleanup concerns).

Noninterest Expense. Noninterest expense increased by $2.3 million to $5.7 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001. The major changes or components of noninterest expense were:

     >>   Salaries and employee benefits increased $955,000 primarily due to:
          > $330,000 for seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $23,000 for one new retail sales office opened (four new staff positions),
          > 5% average salary increases due to merit and cost of living adjustments,
          > mortgage loan commissions increased $66,000 due to a change in commission structure,
          > an increase in costs of $94,000 related to the 2002 Restricted Stock Plan.
          > a $60,000 increase in ESOP costs due to the increased price of Company stock, and
          > a $124,000 increase for health insurance costs due to the growth in our employee base, including the Branch Acquisition, as well as increased claims experience.
     >> Occupancy expense increased $283,000 due to implementation of new technology and the opening of one new retail sales office, the addition of seven new offices in the Branch Acquisition and extensive remodeling at several retail sales offices.
     >> Data processing expense increased $54,000 due to the increased processing charges related to the Branch Acquisition.
     >> Postage and office supplies expense increased $43,000 primarily due to the Branch Acquisition and the conversion to a proof of deposit ("POD") balancing environment.
     >> A core deposit intangible amortization expense of $450,000 resulting from the Branch Acquisition.
     >>   Other  noninterest   expenses  increased  $469,000  primarily  due  to
          increases in the costs of the 2002 Restricted Stock Plan for Directors, correspondent bank service charges, item processing costs and additional costs relating to the POD conversion.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Operating Results for the Nine Months Ended June 30, 2002 and 2001


Net Income. Net income for the nine months ended June 30, 2002 increased $528,000 or 14.7% to $4.1 million, compared to $3.6 million for the same period in 2001. Net interest income increased $3.5 million or 25.4%, for the nine months ended June 30, 2002 compared to the same period in 2001. This increase resulted from an increase in interest income of $2.7 million, together with a decrease in interest expense of $836,000. See discussion of interest income and interest expense below. Noninterest income increased $1.5 million to $3.5 million from $2.0 million and noninterest expenses increased $4.4 million to $14.5 million from $10.1 million for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. See discussion of Noninterest Income and Noninterest Expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the nine months ended June 30, 2002 when compared to the prior year. Details are contained in the Average Balance Sheet table at page 15.

     >> While residential loan balances decreased as a result of loan sales and accelerated repayments, consumer and commercial loan balances increased. The Company continues its emphasis on commercial and consumer loan production in an effort to restructure its loan portfolio. Excluding the loans acquired from the Branch Acquisition, average commercial loans outstanding increased by approximately 19% (total increase of 27%) and average consumer loans outstanding increased 6% (total increase of 13%) for the nine months ended June 30, 2002 when compared to the prior year.
     >> The average yield on loans decreased 41 basis points to 7.54%, for the nine months ended June 30, 2002 compared to 7.95% for the same period in 2001. The sharp decrease in shorter-term interest rates throughout 2001 had a major impact on loan yields, as consumer loan yields decreased 51 basis points and commercial loan yield decreased 108 basis points for the nine months ended June 30, 2002 compared to the same period in 2001. The decrease in the commercial loan yield can be attributed to a change in the mix of the portfolio and the intense competition for these loans, in addition to continued reduction in short-term interest rates by the Federal Reserve during the course of the year. Increased refinance activity brought about by an overall decrease in interest rates caused residential loan yields to decrease 28 basis points.
     >> The average balances in the securities and other portfolio grew 74% as the Company invested funds received from the Branch Acquisition, while it continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
     >> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2001 to manage the interest-rate risk profile of the Company, as well as the previously mentioned Federal Reserve policy to reduce short-term interest rates.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the nine months ended June 30, 2002 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 15.

     >> The increase in average interest-bearing deposits is mainly attributable to the Branch Acquisition. However, our increased sales effort to attract new and retain current deposits, as well as customer concerns about equity investments, provided additional deposit growth.
     >> Average FHLB advances and other borrowings decreased this period compared to the same period last year due to the repayment of short-term fixed-rate and adjustable-rate advances with funds provided by the Branch Acquisition.
     >> The growth in average balances in interest checking and money-market accounts helped to reduce the overall cost of deposits. The reduction in the cost of deposits is reflective of the significant decrease in interest rates over the past year.
     >> The decrease in the cost of FHLB advances and other borrowings reflects the Company's decision to replace short-term fixed-rate advances with short-term daily rate credit advances and advances utilizing the Treasury Investment Program. Actions by the Federal Reserve to decrease short-term interest rates has also provided a reduction in the cost of adjustable rate credit advances; however, greater declines in the overall cost of advances were not achieved due to higher-rate convertible advances taken out in 2000 when the consensus of opinion was that rates at that time would continue to increase.

Provision for Loan Losses. The provision for loan losses was $500,000 for the nine months ended June 30, 2002, compared to $465,000 for the nine months ended June 30, 2001. The Company had net charge-offs of $438,000 for the nine months ended June 30, 2002 compared to net charge-offs of $198,000 for the nine months ended June 30, 2001. See other discussion at the three-month comparison of operations.

Noninterest Income. Noninterest income increased $1.5 million to $3.5 million for the nine-month period ended June 30, 2002 from $2.0 million for the nine-month period ended June 30, 2001. The major components or changes were:

     >> Increase of $445,000 in account fees and service charges, primarily attributable to the Branch Acquisition.
     >> Net gain of $224,000, an increase of $76,000 from 2001, on the sales of $17.6 million of mortgage loans held for sale.
     >> $500,000 in net gain on sales of $36.2 million of securities available for sale, including a recovery of $88,000 on a corporate bond previously written down due to a decline that was deemed to be other than temporary.
     >> Earnings on bank-owned life insurance increased $193,000 over the same period in 2001 due to the additional purchases of $9.5 million in insurance contracts in 2001 and 2002.
     >> An increase of $261,000 in other noninterest income, primarily due to the recognition of a $201,000 deferred gain related to the sale of a former Bank property (previously deferred due to possible environmental cleanup concerns), in addition to the recovery of a $54,000 Federal Reserve penalty assessed in error.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Noninterest Expense. Noninterest expense increased by $4.4 million to $14.5 million for the nine months ended June 30, 2002 from $10.1 million for the nine months ended June 30, 2001. The major components or changes in noninterest expense were:

     >>   Salaries and employee benefits increased $2.3 million primarily due:
          > $500,000 for seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $84,000 for two new retail sales offices opened (10 new staff positions),
          > 5% average salary increases due to merit and cost of living adjustments,
          > mortgage loan commissions increased $231,000 due to a change in commission structure and a $24.2 million increase in loan origination volume over the prior year period,
          > a $180,000 increase in ESOP costs due to the increased price of Company stock in the ESOP,
          > an increase in costs of $315,000 related to the 2002 Restricted Stock Plan, and
          > a $246,000 increase for health insurance costs due to growth in our employee base, including the Branch Acquisition, as well as increased claims experience.
     >> Occupancy expense increased $575,000 due to implementation of new technology and the opening the two new retail sales offices and increased costs related to the Branch Acquisition and extensive remodeling at several retail sales offices.
     >> Data processing expense increased $60,000 due to increased processing charges related to the Branch Acquisition.
     >> Postage and other supplies expense increased $91,000 primarily due to the Branch Acquisition and the conversion to POD.
     >> A core deposit intangible amortization expense of $675,000 resulting from the Branch Acquisition.
     >> Other noninterest expenses increased $689,000 primarily due to increases in the cost of the 2002 Restricted Stock Plan for Directors, correspondent bank service charges, item processing costs expenses and additional costs relating to the POD conversion.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of March 31, 2002. Although, the results of the NPV model are not yet available for June 30, 2002, it is anticipated that the NPV Ratio for all rate scenarios will not be materially different than those below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).

                                                     NPV as % of
                Net Portfolio Value ("NPV")     Present Value of Assets
            --------------------------------    -----------------------
  Change                                                    Basis Point
In Rates    $ Amount    $ Change    % Change    NPV Ratio     Change
--------    --------    --------    --------    ---------     ------

 +300 bp      44,505    (50,530)       (53)%        5.77%      (555)
 +200 bp      61,731    (33,304)       (35)%        7.78%      (354)
 +100 bp      78,962    (16,073)       (17)%        9.67%      (165)
    0 bp      95,035          -          -         11.32%         -
 -100 bp     105,039     10,004         11%        12.26%        94
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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

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

                10.4 Supplemental Executive Retirement Plan for the benefit of Certain Senior Officers *

                10.5       2002 Stock Option Plan ***

                10.6       2002 Restricted Stock Plan ***

                99         Report on Review by Independent Certified Public
                           Accountants.

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


(b)      Reports on Form 8-K

               There were no reports on Form 8-K filed during the three-month period ended June 30, 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FLORIDAFIRST BANCORP, INC.
                                     (Registrant)





Date:  August 14, 2002            By: /s/ Gregory C. Wilkes
      ----------------                ------------------------------------------
                                      Gregory C. Wilkes, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)




Date:  August 14, 2002            By: /s/ Kerry P. Charlet
      ----------------                ------------------------------------------
                                      Kerry P. Charlet, Chief Financial Officer
                                      (Principal Accounting Officer)