Form 10-K
period 2002-09-30
FLORIDAFIRST BANCORP INC
filed 2002-12-24
CIK 1123276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     September 30, 2002
                                          -----------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    --------------------

                           Commission Number: 0-32139

                           FLORIDAFIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Florida                                         59-3662010
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           Identification No.)

      205 East Orange Street, Lakeland, Florida                  33801-4611
------------------------------------------------             -------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (863) 688-6811
                                                     --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on December 10, 2002 of $24.02 per share, was $108 million.

As of December 10, 2002, there were issued and outstanding 5,378,957 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business
-------  -----------------------

General

The Registrant, FloridaFirst Bancorp, Inc. (the "Company") is the parent company of and conducts most of its business operations through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented retail savings bank offering a full range of deposit services to both consumers and commercial entities. The Bank's lending activities include residential real estate mortgage loans, commercial real estate loans, other commercial loans and consumer loans. The Bank has operated within its market areas since 1934 and delivers its products and services through eighteen offices located in Florida's Highlands, Polk, Manatee and Sumter Counties.

On April 6, 1999, the Bank reorganized from a mutual savings association into a mutual holding company named FloridaFirst Bancorp MHC and formed FloridaFirst Bancorp, a middle-tier holding company, whereby the Bank became a wholly-owned subsidiary of FloridaFirst Bancorp. In connection with the reorganization, FloridaFirst Bancorp sold 2,703,851 shares of its Common Stock to the public and the remaining 3,049,024 shares were held by FloridaFirst Bancorp MHC.

On December 21, 2000, the Company completed its stock offering in connection with the conversion and reorganization of FloridaFirst Bank and its holding company, FloridaFirst Bancorp, from the mutual holding company form of organization to a full stock company. As part of the conversion and reorganization, the shares formerly held by FloridaFirst Bancorp MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,372,048 shares of the Company.

The Company provides commercial and retail banking services, with an emphasis on one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts. In addition, the Company originates commercial real estate loans and offers checking accounts and other credit facilities to businesses within its market area. At September 30, 2002, the Company had total assets, deposits and equity of $859.4 million, $587.4 million, and $99.0 million, respectively.

The Company attracts deposits from the general public and uses these deposits primarily to originate loans and to purchase mortgage-backed and other securities. The principal sources of funds for the Company's lending and investing activities are deposits, Federal Home Loan Bank ("FHLB") advances, the sale of loans held for sale, loan repayments and sale, maturity, and call of securities. The principal source of income is interest on loans and securities. The principal expense is interest paid on deposits and FHLB advances.

On February 15, 2002, the Bank acquired seven Florida branches from SunTrust Bank ("SunTrust") coincident with SunTrust's acquisition of such branches from Huntington National Bank ("Huntington"). Four of the Huntington branches are located in Lakeland, Florida, and one each in Avon Park, Sebring and Wildwood, Florida. In this transaction, the Bank assumed approximately $162 million in deposits and the purchase of approximately $26 million in loans related to the seven branches.

On October 2, 2002, the Company signed a definitive agreement with BB&T Corporation ("BB&T"), Winston-Salem, North Carolina, whereby BB&T would acquire 100% of the outstanding stock of the Company. However, pursuant to discussion with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to request permission to acquire control of the Company pursuant to regulatory guidelines. The application was filed on November 4, 2002 with the Office of Thrift Supervision ("OTS") and no further merger related activities will take place until proper approval is obtained from the OTS.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Highlands, Polk, Manatee and Sumter Counties, Florida. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers and brokers.



Lending Activities

General. The Company primarily originates one-to-four family residential real estate loans, commercial real estate loans, consumer loans and other loans. Consumer loans consist primarily of direct and indirect automobile loans, home equity loans and lines of credit, and other consumer loans. The Company's commercial real estate loans consist primarily of mortgage loans secured by small commercial office/retail space, warehouses, small and medium sized apartment buildings and residential real estate acquisition and development projects.

Loan Portfolio Composition. The following table analyzes the composition of the Company's loan portfolio by loan category and in percentages of the total loan portfolios at the dates indicated ($ in thousands).

                                                                             At September 30,
                                       --------------------------------------------------------------------------------------------
                                            2002               2001               2000                1999               1998
                                       ---------------    ---------------     ---------------     ---------------    --------------
                                       Amount  Percent    Amount  Percent     Amount  Percent     Amount  Percent    Amount Percent
                                       ------  -------    ------  -------     ------  -------     ------  -------    ------ -------
Type of Loans:
Mortgage loans:
    Residential:
       Permanent..................  $ 301,622   57.7%  $ 312,309    61.7%  $ 304,419    66.1%  $ 276,115   65.6%  $ 244,667   68.3%
       Construction...............     29,058    5.6      35,516     7.0      27,996     6.1      32,974    7.8      27,311    7.6
    Commercial real estate........     58,177   11.1      58,371    11.6      31,786     6.9      25,570    6.1      20,598    5.8
    Land..........................     15,806    3.0       8,907     1.8      12,886     2.8       9,548    2.3       6,796    1.9

Commercial........................     10,806    2.1       5,061     1.0       2,533      .5       1,374     .3       1,083     .3

Consumer loans:
    Home equity loans (1).........     50,240    9.6      33,200     6.5      28,926     6.3      22,545    5.4      13,137    3.7
    Auto loans....................     39,989    7.6      42,293     8.3      40,717     8.8      42,181   10.0      34,795    9.7
    Other.........................     17,352    3.3      10,439     2.1      11,396     2.5      10,318    2.5       9,800    2.7
                                      -------  -----     -------   -----     -------   -----     -------  -----     -------  -----

Total loans.......................    523,050  100.0%    506,096   100.0%    460,659   100.0%    420,625  100.0%    358,187  100.0%
                                               =====               =====               =====              =====              =====
Less:
    Construction loans in
       process....................     19,167             28,289              16,952              19,774             17,013
    Allowance for loan losses.....      4,519              3,652               3,321               2,941              2,564
                                    ---------          ---------           ---------           ---------          ---------

Total loans, net..................  $ 499,364          $ 474,155           $ 440,386           $ 397,910          $ 338,610
                                    =========          =========           =========           =========          =========

---------------
(1)  Includes home equity lines of credit.

Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Company's loan portfolio at September 30, 2002. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less (in thousands).

                                                 Commercial
                                                 Real Estate
                               Residential (1)    and Land    Consumer  Commercial   Total
                               ---------------    --------    --------  ----------   -----
Amounts Due:
Within 1 Year................    $   30,271        33,222       16,764      6,644    86,901
                                  ---------        ------      -------     ------   -------
After 1 Year:
   1 to 3 years..............        22,517         9,531       15,030      2,474    49,552
   3 to 5 years..............         7,369        13,382       28,567      1,618    50,936
   Over 5 years..............       270,523        17,848       47,220         70   335,661
                                  ---------        ------      -------     ------   -------

Total due after one year.....       300,409        40,761       90,817      4,162   436,149
                                  ---------        ------      -------     ------   -------

Total amount due.............     $ 330,680        73,983      107,581     10,806   523,050
                                  =========        ======      =======     ======   =======

--------------
(1)  Includes $29,058 in construction loans.

The following table sets forth the dollar amount of all loans due after September 30, 2003, which have predetermined interest rates or which have floating or adjustable interest rates.

                                                           Floating or
                                                Fixed      Adjustable
                                                Rates         Rates        Total
                                                -----         -----        -----
                                                         (In thousands)
         Residential........................  $ 271,940       28,469     300,409
         Commercial real estate and land....     39,496        1,265      40,761
         Consumer...........................     90,817            -      90,817
         Commercial.........................      4,162            -       4,162
                                              ---------       ------     -------

         Total..............................  $ 406,415       29,734     436,149
                                              =========       ======     =======

Residential Lending. The Company's primary lending activity consists of the origination of one-to-four family residential mortgage loans secured by property located in the Company's market area. The Company generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring private mortgage insurance. The Company will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is generally required on the amount financed in excess of 80%. The Company currently originates shorter-term fixed-rate and adjustable-rate loans for retention in its portfolio. Longer-term fixed-rate mortgages are generally sold to correspondent lenders on a servicing released basis. A mortgage loan originated by the Company, whether fixed-rate or adjustable-rate, can have a term of up to 30 years. Adjustable-rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.

The majority of the Company's one-to-four family residential loans (both fixed-rate and adjustable-rate) are underwritten in accordance with Fannie Mae or Freddie Mac guidelines, regardless of whether they will be held in portfolio or sold in the secondary market. Substantially all of the Company's residential mortgages include

"due on sale" clauses, which give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing the Company's residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated. Borrowers generally advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for such items as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due.

Construction Lending. The Company is an active lender in the construction of one-to-four family houses. The residential construction loans are made both to individual homeowners for the construction of their primary residence and to local builders for the construction of pre-sold houses or houses that are being built for speculative purposes.

As of September 30, 2002, 75% of all the Company's residential construction loans were made to individual homeowners. After the house is constructed, the loan terms are modified to terms that apply to permanent residential loans. The underwriting guidelines for the construction to permanent loans are the same as the permanent loans, but additional construction administration procedures and inspections are followed during the construction process to assure that satisfactory progress is being made prior to funding the construction draw requests.

Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Company's risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property after the project is completed prove to be inaccurate, the Company may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

The Company limits its exposure for construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, the Company limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder. At September 30, 2002, approximately 25% of the Company's construction loans were to local builders.

Commercial Real Estate and Other Mortgage Loans. The Company originates commercial real estate mortgage loans and loans on multi-family dwellings and developed and undeveloped land. The Company's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. The average loan size is approximately $300,000 and loans are typically made at fixed rates of interest with five to ten year maturities, at which point the loan is repaid or the terms and conditions are renegotiated. Essentially all originated commercial real estate loans are within the Company's market area and all are within the State of Florida. The Company's largest commercial real estate loan had a balance of $4.9 million on September 30, 2002 and was secured by a Class A office building. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

Commercial real estate, multi-family and land loans generally have a significantly greater risk than loans on single family real estate. The repayment of these loans typically depends on the successful operations and income stream of the commercial real estate and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Commercial Loans. To accomplish its mission to become a full-service community bank, the Company has expanded its products and services offerings to the small- to medium-size businesses within its market area. Experienced personnel have been hired to assist in reaching the Company's objectives. Sales call programs, credit analysis guidelines, loan grading systems, technology upgrades and new products and services have been implemented to improve our lending capabilities. The Company not only satisfies the borrowing needs of prospective business customers, but provides the full complement of deposit services and customer services related to the checking, savings, and cash management needs of these businesses.

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

The Company generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2002, the commercial business loans ranged from $3,000 to $2.2 million, with an average balance outstanding of $275,000.

Consumer Loans. Consumer loans consist primarily of automobile loans and home equity loans and credit lines. The Company also originates unsecured lines of credit, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Company's market area and generally have maturities up to 15 years. For savings account loans, the Company will lend up to 90% of the account balance.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

Consumer loans entail greater risks than one-to-four family residential mortgage loans, particularly consumer loans secured by depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Even for consumer loans secured by real estate, the risk to the Company is greater than in the single-family loan portfolio, in that the security for consumer loans is generally not the first lien on the property and ultimate collection of amounts due may depend on whether any value remains after collection by a holder with a higher priority than the Company. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans after a default.

At September 30, 2002, 54% of the Company's automobile loans outstanding were loans originated through local automobile dealerships. Although this type of lending generally carries a greater risk factor, the Company has experienced personnel to handle this type of lending. The dealer arrangements are limited primarily to a few local dealers where long-term relationships have been established and the loans acquired typically are those made to higher-credit quality borrowers.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Company's staff analyzes the loan applications and the property involved. Officers and lenders are granted lending authority based on the loan types they handle and their level of experience. Generally, a management loan committee approves loans exceeding individual authorities, with the Executive Committee or the full Board of Directors approving loans in excess of management's authority.

Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest- rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

Loan Commitments. The Company generally grants commitments to fund fixed- and adjustable-rate single family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Company's commitments to extend credit, including letters of credit, unfunded construction and line of credit loans, as of September 30, 2002 was $51.4 million.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company may charge loan origination and commitment fees for originating or purchasing certain loans. Since most loans are originated without points being charged, the Company has assessed customers certain fees related to underwriting and document preparation. The Company believes these fees approximate the costs to originate the loans. Therefore, net deferred fees are minimal and deferrals would have an immaterial effect on operating results.

The Company also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Nonperforming Loans and Problem Assets


Collection Procedures. The Company's collection procedures provide that when a loan is 15 days delinquent, the borrower is notified. If the loan becomes 30 days delinquent, the borrower is sent a written delinquency notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs and the Company attempts to work with the borrower to establish a repayment schedule to cure the delinquency. As to mortgage loans, if the borrower is unable to cure the delinquency or reach a payment agreement with the Company within 90 days, the Company will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Company may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until such time as it is sold or otherwise disposed of by the Company. When foreclosed assets are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged against the allowance for loan losses.

As to commercial-related loans, the main thrust of the Company's collection efforts is through telephone contact and a sequence of collection letters. If the Company is unable to resolve the delinquency within 90 days or in some situations shorter time periods, the Company will pursue all available legal remedies. The Company's commercial lenders are required to evaluate each assigned account on a case-by-case basis, within the parameters of the Company's policies.

Loans are reviewed on a regular basis and are placed on a nonaccrual status when they are more than 90 days delinquent. Loans may be placed on a nonaccrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

Nonperforming Assets. The following table provides information regarding the Company's non-performing loans and other nonperforming assets as of the end of each of the last five fiscal years. As of each of the dates indicated, the Company did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                       At September 30,
                                                        --------------------------------------------
                                                        2002      2001      2000      1999      1998
                                                        ----      ----      ----      ----      ----
                                                                      ($ in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
    Residential loans .............................   $  483       320        33       581       445
    Other mortgage loans ..........................      190       489       638       103         -
Commercial loans ..................................       18         -        45         -         -
Consumer loans:
    Home equity loans .............................      175        69         -         -         -
    Other consumer loans ..........................      245        82        46       146       391
                                                      ------     -----       ---     -----     -----
Total .............................................   $1,111       960       762       830       836
                                                      ======     =====       ===     =====     =====
Accruing loans which are contractually past
    due 90 days or more:
Mortgage loans:
    Residential loans .............................        -         -         -         -         -
    Other mortgage loans ..........................        -         -         -         -         -
Commercial loans ..................................        -         -         -         -         -
Consumer loans:
    Home equity loans .............................        -         -         -         -         -
    Other consumer loans ..........................        -         -         -         -         -
                                                      ------     -----       ---     -----     -----
Total  ............................................   $    -         -         -         -         -
                                                      ======     =====       ===     =====     =====
Total nonperforming loans .........................   $1,111       960       762       830       836
                                                      ======     =====       ===     =====     =====
Foreclosed assets .................................   $  347       276       203       203       494
                                                      ======     =====       ===     =====     =====
Total nonperforming assets ........................   $1,458     1,236       965     1,033     1,330
                                                      ======     =====       ===     =====     =====
Total nonperforming loans to gross loans
    less LIP ......................................      .22%      .20%      .17%      .21%      .25%
                                                      ======     =====       ===     =====     =====
Total nonperforming loans to total assets .........      .13%      .15%      .13%      .17%      .20%
                                                      ======     =====       ===     =====     =====
Total nonperforming assets to total assets ........      .17%      .19%      .17%      .21%      .32%
                                                      ======     =====       ===     =====     =====


During the year ended September 30, 2002, approximately $47,000 of interest would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current according to the original loan agreements for the entire period.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is charged-off. This allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

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

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2002, the Company's classified assets were as follows (in thousands):


                  Special mention...........           $ 5,046
                  Substandard...............             3,723
                  Doubtful..................                 -
                  Loss......................                 -
                                                       -------

                  Total.....................           $ 8,769
                                                       =======

A brief description of classified assets at September 30, 2002 follows:

Special Mention
---------------
>   $1.8  million  in  corporate  bonds  that have a split  investment  rating, meaning that one national rating agency has rated the bond as investment grade while another rating agency rates the bond below investment grade. The Company's policy allows purchase of bonds where one nationally recognized rating agency has given a rating as investment grade. Both bonds are debt of financial institutions where the Company has evaluated the performance characteristics of the companies. Both securities have an unrealized gain as of September 30, 2002.
> $1.1 million of commercial loans (consisting of 27 loans) acquired in the Branch Acquisition have been classified due to the poor financial information, creating an increased level of risk concerning the repayment on these loans.
> $1.2 million, consisting of two commercial loans, have been classified due to certain concerns involving the lack of current financial information, vacancy rates or potentially inadequate cash flows.

Substandard
-----------
> $875,000 for vacant land that was originally purchased for the construction of a retail sales office. However, a change in plans has caused the Company to actively market the land. Therefore, as a nonearning asset, the land has been classified as substandard for regulatory reporting purposes.
> $1.4 million of commercial loans (consisting of 35 loans) that have been graded internally as substandard due to poor financial information or lack of adequate collateral. Approximately 50% of these loans were acquired in the Branch Acquisition.
> The remaining substandard assets consist of normal mortgage foreclosures, repossessed consumer assets and loans that are in nonaccrual status.

Foreclosed Assets. Assets acquired by the Company as a result of foreclosure, by deed in lieu of foreclosure or through repossession are classified as foreclosed assets until such time as they are sold. When assets are acquired, they are recorded at the lower of the unpaid balance of the related loan or its fair value less disposal costs. Any further write-down of these assets is charged to earnings.

Allowance for Losses on Loans. It is the policy of management to provide for losses on unclassified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to earnings based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future. In addition, there can be no assurance that additional provisions for losses on loans and foreclosed assets will not be required.

The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                At or During the Year Ended September 30,
                                                   -------------------------------------------------------------
                                                       2002         2001         2000         1999         1998
                                                       ----         ----         ----         ----         ----
                                                                            ($ in thousands)
Allowance for loan losses, beginning of
         year...................................   $  3,652        3,321        2,941        2,564        2,633
                                                   --------      -------      -------      -------      -------
Provision for loan losses ......................        680          615          630          540          405
                                                   --------      -------      -------      -------      -------
Allowance acquired during branch
         acquisition ...........................      1,000            -            -            -            -
                                                   --------      -------      -------      -------      -------

Charge-offs:
    Residential ................................        (25)         (15)         (32)         (37)        (218)
    Commercial and commercial real
       estate ..................................       (450)         (45)           -            -         (146)
    Consumer ...................................       (433)        (326)        (256)        (214)        (110)
                                                   --------      -------      -------      -------      -------
Total charge-offs ..............................       (908)        (386)        (288)        (251)        (474)

Recoveries .....................................         95          102           38           88            -
                                                   --------      -------      -------      -------      -------
Net charge-offs ................................       (813)        (284)        (250)        (163)        (474)
                                                   --------      -------      -------      -------      -------

Allowance for loan losses, end of year..........   $  4,519        3,652        3,321        2,941        2,564
                                                   ========      =======      =======      =======      =======

Total loans less LIP outstanding................   $503,883      477,807      443,707      400,851      341,174
                                                   ========      =======      =======      =======      =======

Average loans less LIP outstanding..............   $482,809      463,569      423,409      368,513      339,218
                                                   ========      =======      =======      =======      =======

Allowance for loan losses as a percent
    of total loans less LIP outstanding ........        .90%         .76%         .75%         .73%         .75%

Net loans charged off as a percent of
    average loans less LIP outstanding .........        .17%         .06%         .06%         .04%         .14%


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

                                                                           At September 30,
                                    ----------------------------------------------------------------------------------------------
                                         2002                 2001              2000               1999               1998
                                    -----------------    ----------------  ----------------    ----------------   ----------------
                                              Percent             Percent           Percent             Percent            Percent
                                             of Loans            of Loans          of Loans            of Loans           of Loans
                                             to Total            to Total          to Total            to Total           to Total
                                    Amount      Loans    Amount     Loans  Amount     Loans    Amount     Loans   Amount     Loans
                                    ------      -----    ------     -----  ------     -----    ------     -----   ------     -----
                                                                           ($ in thousands)
At end of period allocated to:
Residential....................... $ 1,796      63.3%   $ 1,846    68.7%  $ 1,804     72.2%   $ 1,689     73.4%  $ 1,564    75.9%
Commercial real estate and land...     727      14.1        748    13.4       568      9.7        309      8.4       226     7.7
Commercial........................     826       2.1         76     1.0        25       .5         17       .3        13      .3
Consumer .........................   1,170      20.5        982    16.9       924     17.6        926     17.9       761    16.1
                                   -------     -----    -------   -----   -------    -----    -------    -----   -------   -----

Total allowance................... $ 4,519     100.0%   $ 3,652   100.0%  $ 3,321    100.0%   $ 2,941    100.0%  $ 2,564   100.0%
                                   =======     =====    =======   =====   =======    =====    =======    =====   =======   =====

Investment Activities

General. Federally-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certain certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

The Company maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At September 30, 2002, the Company had a securities portfolio of $272.6 million (31.7% of total assets).

Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest-rate risk guidelines, while complementing the Company's lending activities. The policy provides for available for sale, held to maturity and trading classifications. However, the Company does not currently use a trading classification and does not anticipate doing so in the future. The policy permits investments in high credit quality instruments with diversified cash flows while permitting the Company to maximize total return within the guidelines set forth in the Company's interest-rate risk and liquidity management policy. Permitted investments include but are not limited to U. S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, mortgage-backed securities and collateralized mortgage obligations, investment grade corporate debt securities, commercial paper and common stock. The Company also invests in FHLB overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

The policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high risk mortgage derivative products (as defined within its policy) without prior approval from the Board of Directors. Management must demonstrate the business advantage of such investments. In addition, the policy limits the maximum amount of the investment in a specific investment category. The Company does not participate in hedging programs, interest-rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities that are not investment grade.

The Board through its Investment and Asset Liability Committee ("ALCO") has charged the Chief Financial Officer to implement the policy. All transactions are reported to the Board of Directors monthly, with the entire portfolio reported quarterly, including market values and unrealized gains (losses).


Securities. The Company maintains a portfolio of securities that are all classified as available for sale to enhance total return on investments. At September 30, 2002, the Company's securities included U.S. government agency obligations with varying characteristics as to rate, maturity and call provisions, corporate bonds, and municipal bonds. Callable agency securities, representing 46% of the Company's U.S. government agency obligations at September 30, 2002, could reduce the Company's investment yield if these securities are called prior to maturity.

Mortgage-backed Securities. The Company invests in mortgage-backed securities to provide earnings, liquidity, cash flows, and diversification to the Company's overall balance sheet. These mortgage-backed securities are classified as available for sale. These securities are participation certificates issued and guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac and are secured by interests in pools of mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities secured by single-family mortgages.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. The interest-rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the security holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

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

Corporate Bonds. Corporate bonds (including capital trust securities) generally have longer-term maturities, but include call provisions at earlier dates (generally after five to ten years). The call provisions usually contain a premium price to exercise the call feature. The Company has invested in these longer maturity bonds and securities with fixed rates of interest to provide higher yields to protect part of its assets from the possible decline in interest rates over the life of the bond. Although interest rates may rise over the life of these securities, management believes these securities provide a good complement to those assets (loans and securities) which are subject to periodic principal repayments and payoffs before contractual maturities.

Municipal Bonds. Municipal bonds have maturities from 11 to 20 years with premium call provisions after seven to ten years. These bonds are exempt from federal income taxes, therefore, have lower stated interest rates. All municipal bonds owned by the bank have fixed rates of interest. The yields included in the investment tables reflect the tax equivalent yields for the municipal bonds.

Other Securities. Other securities owned by the Company, but not included in the security portfolio, consist of FHLB stock, interest-bearing deposits and federal funds sold. As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Company's overall investment strategy.

The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.


                                                            At September 30,
                                                    ----------------------------
                                                        2002       2001     2000
                                                        ----       ----     ----
                                                             (In thousands)
Securities held to maturity:
----------------------------

U.S. government agency securities.................  $      -         -     1,000
Collateralized mortgage obligations ..............         -         -     8,687
                                                    --------   -------   -------

Total securities held to maturity ................         -         -     9,687
                                                    --------   -------   -------

Securities available for sale (at fair value):
----------------------------------------------

U.S. government agency securities ................    28,184     8,850    19,357
Collateralized mortgage obligations ..............    46,391    44,045    18,072
Mortgage-backed securities .......................   145,982    29,551    29,650
Corporate bonds ..................................    31,341    29,554    20,186
Municipal bonds ..................................    20,345    17,533     9,396
Common stock .....................................       381         -         -
                                                    --------   -------   -------

Total securities available for sale ..............   272,624   129,533    96,661
                                                    --------   -------   -------

Total ............................................  $272,624   129,533   106,348
                                                    ========   =======   =======

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities (or repricing terms for variable rate securities) of the Company's securities portfolio at September 30, 2002. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                              At September 30, 2002
                          ---------------------------------------------------------------------------------------------------
                          One Year or Less   One to Five Years  Five to Ten Years     More than Ten Years    Total Securities
                          -----------------  -----------------  -----------------     -------------------    ----------------
                          Carrying   Average Carrying  Average  Carrying  Average     Carrying  Average      Carrying Average
                            Value     Yield    Value    Yield     Value    Yield        Value    Yield         Value   Yield
                            -----     -----    -----    -----     -----    -----        -----    -----         -----   -----
                                                                 ($ in thousands)
U.S. government agency
   securities............  $ 2,050     6.10    12,441   3.90      6,818    4.10         6,875    3.72        28,184    4.07

Collateralized mortgage
   obligations...........    2,585     3.62         -      -          -       -        43,806    5.60        46,391    5.49

Mortgage-backed
   securities............       72     4.06    11,037   4.79     48,233    5.49        86,640    5.76       145,982    5.59

Corporate bonds..........    6,562     6.30     6,580   7.85      2,178    7.99        16,021    8.64        31,341    7.94

Municipal bonds..........        -        -         -      -          -       -        20,345    7.40        20,345    7.40

Common stock.............      381     1.19         -      -          -       -             -       -           381    1.19
                           -------            -------           -------              --------              --------

Total....................  $11,650     5.49   $30,058   5.09    $57,229    5.42      $173,687    5.30      $272,624    5.31
                           =======            =======           =======              ========              ========

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

Deposits. The Company offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance, the time that the funds must remain on deposit and the applicable interest rate.

The Company's current deposit products include certificate accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in these accounts, depending on the customer's investment preference.

Deposits are obtained primarily from residents of Highlands, Polk, Manatee and Sumter Counties. The Company attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, direct mail and print media advertising. The Company utilizes the services of deposit brokers from time to time and management believes that an insignificant number of deposit accounts are held by non-residents of Florida.

The Company pays interest on its deposits that are competitive in its market. Interest rates on deposits are set weekly by management, based on a number of factors, including:

>    projected cash flow;
>    a current  survey of a selected  group of  competitors'  rates for  similar products;
>    external data which may influence interest rates;
>    investment opportunities and loan demand; and
>    scheduled certificate maturities and loan and securities repayments.

Because of the large percentage of certificate accounts in the deposit portfolio (61% at September 30, 2002), the Company's liquidity could be reduced if a significant amount of these accounts, maturing within a short period of time, were not renewed. A significant portion of the certificate accounts remain with the Company after they mature and the Company believes that current renewal patterns will continue. However, the need to retain these accounts could result in an increase in the Company's cost of funds.

The following table shows the amount (in thousands) of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 2002.



         Maturity Period                                      Amount
         ---------------                                      ------

         Within three months........................       $  17,782
         Three through six months...................          14,023
         Six through twelve months..................          31,240
         Over twelve months.........................          49,904
                                                           ---------

                  Total.............................       $ 112,949
                                                           =========

Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, may borrow funds in the form of advances from the FHLB, short-term borrowings through the Federal Reserve's Treasury Investment Program or reverse repurchase agreements to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by stock in the FHLB and a blanket lien over the Company's residential mortgage loans. Other borrowings are secured by other assets, principally securities. The Company typically has funded loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, securities maturities and new deposits. However, the Company utilizes FHLB advances and other borrowings to supplement these sources and as a match against certain assets in order to better manage interest-rate risk. The following table sets forth the maximum month-end balance and the average balance of these types of borrowings for the periods indicated.

                                                                  For the Year Ended September 30,
                                                                  --------------------------------
                                                                      2002        2001       2000
                                                                      ----        ----       ----
                                                                           ($ in thousands)
     Maximum amount of borrowings outstanding at any month end:
           Advances from FHLB......................................  $ 149,500     151,250    158,000
           Short-term Federal Reserve borrowings...................     15,000      11,049          -
           Reverse repurchase agreements...........................     19,834           -          -

     Approximate average borrowings outstanding with respect to:
           Advances from FHLB......................................    130,430     140,120    128,523
           Short-term Federal Reserve borrowings...................      6,031       1,670          -
           Reverse repurchase agreements...........................      3,004           -          -

     Approximate weighted average rate paid on:
        Advances from FHLB.........................................       5.45%       5.74%      5.93%
        Short-term Federal Reserve borrowings......................       1.61        3.46          -
        Reverse repurchase agreements..............................       2.27           -          -

See Note 7 to the consolidated financial statements for additional information.


Personnel

As of  September  30,  2002  the  Company  had 252  full-time  employees  and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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


 Regulation of the Bank

General. As a federally chartered, insured savings bank of the Savings Association Insurance Fund ("SAIF"), the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of an adequate allowance for loan losses.

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

Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2002 at 0% to .027 % of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

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


Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either:


> be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution; or
> satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain qualified thrift investments, defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans. For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every 12 months. The Bank met the qualified thrift lender test as of September 30, 2002 and in each of the last 12 months and, therefore, qualifies as a qualified thrift lender.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2002, the Bank's legal lending limit to one borrower was $10.0 million.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non- personal certificate accounts. At September 30, 2002 the Bank was in compliance with these requirements.

Item 2.  Description of Property
-------  -----------------------

The Company's corporate office is located at 205 East Orange Street in Lakeland, Florida and conducts its business through eighteen offices, which are located in Highlands, Polk, Manatee and Sumter Counties in Florida. The following table sets forth the location of each of our offices, the year the office was opened and the net book value (in thousands) of each office and its related equipment.

                                                   Year
                                                  opened or   Leased or     Net book value at
             Building/Office Location             acquired      Owned       September 30, 2002
        --------------------------------------   ---------- --------------- ------------------
        Corporate Headquarters and
        Downtown Branch Office                      1957          Owned          $ 3,115

        Branch Offices:
             Avon Park                              2002          Owned              407
             Combee                                 2002          Owned              390
             Cortez (Bradenton)                     1972         Leased (1)           64
             Edgewood                               2002          Owned              497
             Grove Park                             1961          Owned              405
             Harden                                 2002          Owned              565
             Highlands                              1972          Owned              621
             Interstate                             1985          Owned              439
             Lakewood Ranch                         2001          Owned            2,467
             Marcum                                 2002          Owned              464
             Scott Lake                             1997          Owned              517
             Sebring                                2002          Owned              541
             Town and Country                       2000         Leased (2)          231
             West Bradenton                         1989          Owned              862
             Wildwood                               2002          Owned              378
             Winter Haven North                     1978          Owned              438
             Winter Haven South                     1995          Owned              770

        Operations Center                           1964          Owned              237

        Residential Lending Office                  1999         Leased (3)           45

        Other construction in progress (4)                                         1,268


------------------
(1) Five-year lease that terminates December 31, 2003, but has two three-year renewal options.
(2)  Ten year lease with two five year options.
(3) Three-year lease that terminates April 30, 2005, but has five one-year renewal options.
(4)  Represents primarily land and construction costs of a new branch office.

Item 3.  Legal Proceedings
-------  -----------------

From time to time the Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, neither the Company nor the Bank is a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Not applicable.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
-------  -----------------------------------------------------------------------
         Matters
         -------


Stock Market Information and Dividends

Since its issuance on April 6, 1999, the Company's common stock has traded on the Nasdaq National Market under the symbol FFBK. Upon completion of the conversion and reorganization on December 21, 2000, the common stock continues to trade on the Nasdaq National Market under the same symbol, FFBK. The following table sets forth market price information, based on closing prices, as reported by the Nasdaq National Market for the common stock high and low sales prices for the periods indicated. The stock prices prior to December 22, 2000 are adjusted to reflect the exchange ratio of 1.0321 after the conversion and reorganization. See Note 18 of the consolidated financial statements for a summary of quarterly financial data.

                                                               Cash Dividends
                                         High         Low    Per Share Declared
                                         ----         ---    ------------------

Fiscal 2002
-----------
First Quarter...................       $ 16.60    $ 14.70          $ .05
Second Quarter..................         18.40      16.20            .06
Third Quarter...................         20.07      18.10            .06
Fourth Quarter..................         19.59      16.46            .06

Fiscal 2001
-----------
First Quarter...................         12.56      10.62            .04
Second Quarter..................         15.00      12.31            .05
Third Quarter...................         16.10      14.53            .05
Fourth Quarter..................         17.48      13.75            .05

The number of stockholders of record of common stock as of September 30, 2002 was approximately 700, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item 6.  Selected Financial Data
-------  -----------------------

                                                Selected Financial Highlights
                                            (In thousands except per share data)

                                                         2002          2001         2000         1999        1998 (3)
                                                   ----------       -------      -------      -------         -------
At Septembe 30:
   Assets...................................       $  859,446       660,369      582,180      498,358         414,472
   Loans, net...............................          499,364       474,155      440,386      397,910         338,610
   Securities...............................          272,624       129,534      106,348       80,876          60,961
   Cash and cash equivalents................           30,628        21,676        6,734        2,598             647
   Deposits.................................          587,431       399,537      354,554      339,224         352,180
   FHLB advances and other borrowings.......          164,334       160,548      160,937       92,472          21,000
   Stockholders' equity.....................           98,978        93,814       61,081       61,337          36,107

   Actual number (not in thousands):
   Real estate loans outstanding............            4,189         4,481        4,615        4,696           4,433
   Deposit Accounts.........................           49,244        36,168       36,747       38,409          38,409
   Full service offices.....................               18            11            9            9               9
For the year ended September 30:
   Interest income..........................       $   48,910        44,846       39,840       32,648          32,141
   Interest expense.........................           24,948        25,895       23,575       17,128          18,966
                                                   ----------       -------      -------      -------         -------
   Net interest income......................           23,962        18,951       16,265       15,520          13,175

   Provision for loan losses................              680           615          630          540             405
                                                   ----------       -------      -------      -------         -------
   Net interest income after provision
     for loan losses........................           23,282        18,336       15,635       14,980          12,770
   Noninterest income.......................            5,196         2,487        2,114        1,473           4,347
   Noninterest expenses.....................           20,517        13,776       11,813       11,448          13,581
                                                   ----------       -------      -------      -------         -------
   Income before income taxes...............            7,961         7,047        5,936        5,005           3,536

   Income taxes.............................            2,357         2,178        2,094        1,748           1,151
                                                   ----------       -------      -------      -------         -------
   Net income...............................       $    5,604         4,869        3,842        3,257           2,385
                                                   ==========       =======      =======      =======         =======

   Basic earnings per share (1) (2).........       $     1.10           .92          .71          .33               -
                                                   ==========       =======      =======      =======         =======
   Diluted earnings per share (1) (2).......       $     1.05           .90          .70          .33               -
                                                   ==========       =======      =======      =======         =======
   Weighted average common and common
     equivalent shares outstanding: (1) (2)
         Basic (4)..........................            5,095         5,293        5,424        5,727               -
         Diluted (4)........................            5,339         5,429        5,516        5,727               -

-----------------
(1) Year 2001 includes $30.6 million in net proceeds from the issuance of common stock in connection with the conversion from a mutual holding company to a full stock company on December 21, 2000.
(2) Years 2000 and 1999 include $25.7 million in net proceeds from the reorganization on April 6, 1999. Prior to April 6, 1999, the Bank was a mutual institution. Therefore, earnings per share and weighted average shares outstanding in 1999 are for the six months ended September 30, 1999 (period subsequent to the reorganization.)
(3) During fiscal year 1998, the Bank sold five branches (and $55.5 million in related deposits) that were not contiguous to its primary market area for a pre-tax gain of $3.0 million. In connection with the sale of branches, the Bank transferred $44.6 million in loans. In addition, noninterest expenses includes special benefit plan adjustments of $2.2 million.
(4) Shares outstanding for the years ended 2000 and 1999 have been adjusted as of the beginning of the periods to give effect to the 1.0321 exchange ratio of previously issued shares in conjunction with the conversion that was effective December 21, 2000.

                            Selected Financial Ratios

                                                                     At or For the Year Ended September 30,
                                                        ---------------------------------------------------------------
                                                         2002           2001         2000         1999            1998
                                                         ----           ----         ----         ----            ----
Performance Ratios:
Return on average assets (net income
    divided by average total assets)..............        .74%           .80%         .70%         .72%           .55%
Return on average equity (net income
    divided by average equity)....................       5.92           5.61         6.43         6.65           6.55
Net interest-rate spread..........................       3.04           2.51         2.54         2.95           2.65
Net interest margin on average
    interest-earnings assets......................       3.47           3.30         3.13         3.56           3.10
Average interest-earning assets to
    average interest-bearing liabilities..........        112            118          113          116            110

Efficiency ratio (noninterest expense less
    amortization of core deposit intangible,
    divided by the sum of net interest income
    and noninterest income).......................         67             64           64           67             78

Asset Quality Ratios:
Nonperforming loans to total loans, net...........        .22            .20          .17          .21            .25
Nonperforming assets to total assets..............        .17            .30          .17          .21            .32
Net charge-offs to average loans less LIP
    outstanding...................................        .17            .06          .06          .04            .14
Allowance for loan losses to total loans
    less LIP......................................        .90            .76          .75          .74            .76

Capital Ratios:
Average equity to average assets
    (average equity divided by average
    total assets).................................      12.57          14.17        10.94        10.84           8.31
Equity to assets at period end....................      11.52          14.21        10.49        12.31           8.62
Dividend payout ratio.............................         22             19           10           12              -


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Highlights, Selected Financial Ratios and the Consolidated Financial Statements - See Part II, Items 6 and 8 of this report.

Overview

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

On December 21, 2000, FloridaFirst Bancorp, Inc. (the "Company") completed its stock offering in connection with the conversion and reorganization of FloridaFirst Bank (the "Bank") and its holding company, FloridaFirst Bancorp, from the mutual holding company form of organization to a full stock company. As part of the conversion and reorganization, the shares formerly held by FloridaFirst Bancorp MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of FloridaFirst Bancorp were exchanged for 2,372,048 shares of the Company. The conversion and reorganization was accounted for in a manner similar to a pooling of interests, whereby the assets and liabilities of FloridaFirst Bancorp became the Company's assets and liabilities.

On October 2, 2002, the Company signed a definitive agreement with BB&T Corporation ("BB&T"), Winston-Salem, North Carolina, whereby BB&T would acquire 100% of the outstanding stock of the Company. However, pursuant to discussion with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to request permission to acquire control of the Company pursuant to regulatory guidelines. The application was filed on November 4, 2002 with the Office of Thrift Supervision ("OTS") and no further merger related activities will take place until proper approval is obtained from the OTS.

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

Business Strategy

The Company believes that pursuing a strategy to broaden the range of products and services offered should offset the declining margins in the competitive market for one-to-four family residential mortgage loans. The strategy includes:

>    increasing  the percentage of higher  yielding and more interest  sensitive assets;
> increasing the percentage of commercial and consumer loans and commercial deposit accounts;
>    utilizing alternative sources of funding at reasonable rates;
>    increasing  sources of  non-interest  income;
> utilizing its computer network for enhanced sales, service and security features; and

> utilizing alternative delivery systems, including its internet banking product, and investigating an enhanced customer care center strategy.


Highlights of the business strategy are as follows:

Community-Oriented Institution. Based on total assets, the Bank is the largest independent financial institution headquartered in Polk County, Florida. The Bank is committed to meeting the financial needs of the communities in which it operates. Management believes that the Bank is large enough to provide a full range of personal and business financial services, and yet is small enough to provide such services in a personalized and efficient manner. It is the Bank's current plan to deliver the products and services that meet the needs of its customers.

Commercial Banking. The Bank continues to expand its lending programs for commercial business and commercial real estate loans in an effort to satisfy a perceived need within its market area and increase its loan portfolio. The Bank continues to realize a positive impact on its net interest margin since commercial customers provide fair yields on loans, loans that generally provide for shorter maturities or repricing periods than the traditional residential mortgage loan, and provide a source of lower cost funds. The risks of commercial lending relate to the source of repayment of the loan which is weighted toward the ability to repay versus being primarily collateral dependent. In recent years, the Bank has assembled an experienced commercial lending team to support its increased activities in this area and to increase its penetration into the smaller businesses operating in its market areas.

Branch Acquisition. On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). The transaction resulted in the Company receiving approximately $120.9 million in cash, and included approximately $162.1 million in deposits and approximately $26.1 million in loans related to those seven offices. The Company paid a premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million being recorded which is subject to periodic amortization over a period of twelve years. The cash received from the purchase was primarily used to reduce $30.0 million in short-term fixed-rate and adjustable-rate FHLB advances and fund the purchase of approximately $85.0 million in securities. The securities were primarily mortgage-backed securities with average lives less than five years that provide cash flow from the time of purchase. This strategy allows the Company to immediately earn a fair rate of return on the invested funds and utilize the cash flow from the securities to fund new loan originations.

Comparison of Financial Condition at September 30, 2002 and September 30, 2001

Assets. Total assets increased $199.0 million, or 30.1 %, to $859.4 million at September 30, 2002 from $660.4 million at September 30, 2001. The increase in total assets resulted primarily from the assets acquired in the Branch Acquisition (total assets added were $162.1 million), less the funds that were utilized to immediately reduce our borrowing position by $30.0 million. Overall securities increased $143.1 million, or 110.5%, through deployment of the funds in the Branch Acquisition and additional purchases of securities that fit the Company's strategic plan to increase profitability and leverage its capital. The loan portfolio remained basically flat during the year, except for the $26.0 million in commercial and consumer loans acquired in the Branch Acquisition. Management continues to concentrate its efforts to grow the commercial and consumer loan portfolio to gradually leverage its capital. The capital leveraging strategy also includes the purchase of securities to complement its loan origination efforts.

Cash and cash equivalents increased $9.0 million due to excess funds resulting from $15.0 million in a U. S. Treasury borrowing program that placed funds in the bank just prior to year end.

Premises and equipment increased $3.8 million primarily due to the construction of a new office, offices acquired in the Branch Acquisition, equipment for two offices, renovations at several offices and capital expenditures to implement certain phases of the strategic technology plan.

Cash surrender value of bank owned life insurance increased $5.3 million primarily due the purchase of $4.5 million of additional policies, together with an increase in the cash surrender value of the policies.

Liabilities. Total liabilities increased $193.9 million, or 34.2%, to $760.5 million at September 30, 2002 from $566.6 million at September 30, 2001. The increase in total liabilities resulted mainly due to a net deposit increase of $187.9 million. The increase in deposits resulted primarily from the $162.1 million of deposits acquired in the Branch Acquisition. In addition, checking and money market accounts experienced continued strong growth through expansion of the customer base.

Management continues to evaluate the available funding sources. The attributes of the alternative funding sources that management considers in its analysis include the interest and other costs of such funding, the maturity considerations and the nature and characteristics of assets being funded.

Stockholder's Equity. The $5.2 million increase in the stockholders' equity includes:

>    $5.6 million in net income;
>    repurchase  of  115,000  shares  of the  Company's  stock at a cost of $2.2 million;
> purchase of 124,658 shares of the Company's stock for the restricted stock plan at a cost of $2.3 million, less shares issued at a cost of approximately $1.2 million;
> net distribution of $1.1 million from the restricted stock plan for vesting of certain awards;
>    increase in accumulated other comprehensive income of $3.6 million;
>    repayment of $541,000 on the Employee  Stock  Ownership Plan ("ESOP") loan;
     and
>    dividends paid totaling $1.2 million.

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

Assets providing liquidity are generated through loan repayments, loan sale and the management of maturity distributions for loans and securities. An important aspect of liquidity management lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

Cash and cash equivalents increased $9.0 million to $30.6 million for the year ended September 30, 2002. Significant cash flows or uses (amounts shown in parentheses) were as follows (in millions):

         Cash provided by operations...................................................  $   6.1

         Cash received upon purchase of deposits.......................................    120.9

         Federal Home Loan Bank advances and other borrowings..........................      3.8

         Increase in net deposits, exclusive of branch acquisition.....................     25.8

         Sales, maturities of and repayments on securities.............................    103.1

         Net purchases of securities and FHLB stock....................................   (239.0)

         Net purchases of premises and equipment, exclusive of branch acquisition......     (3.5)

         Net decrease in loans, exclusive of branch acquisition........................      1.0

         Purchase of bank owned life insurance.........................................     (4.5)

         Payments to acquire treasury stock and restricted stock plan shares...........     (4.5)

         Dividends paid................................................................     (1.2)

         Other, net....................................................................      1.0
                                                                                          ------
         Net increase in cash and cash equivalents.....................................      9.0
                                                                                          ======

The Company is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see Note 10 in the consolidated financial statements.

Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have such an effect.


Analysis of Net Interest Income

Historically, the Company's earnings have depended primarily on its net interest income, which is the difference between interest income earned on its loans and securities ("interest-earning assets") and interest paid on its deposits and any borrowed funds ("interest-bearing liabilities"). Net interest income is affected by:

> the interest-rate spread - the difference between rates of interest earned on interest-earning assets and rates paid on its interest-bearing liabilities; and
> the aggregate amounts of its interest-earning assets and interest-bearing liabilities.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Similar information is provided as of September 30, 2002. Average balances are derived from daily average balances.

                                                                             Year Ended September 30,
                                              --------------------------------------------------------------------------------------
                       At September 30, 2002             2002                           2001                         2000
                       ---------------------  --------------------------   ----------------------------  ---------------------------
                                    Actual                       Average                        Average                      Average
                           Actual   Yield/    Average            Yield/      Average            Yield/    Average            Yield/
                           Balance   Cost     Balance   Interest  Cost       Balance  Interest   Cost     Balance  Interest   Cost
                           -------   ----     -------   --------  ----       -------  --------   ----     -------  --------   ----
Interest-earning
assets:
Residential               $ 316,923  7.02%  $ 314,686     23,066    7.33%  $ 322,388    24,544   7.61%  $ 305,854    22,686    7.42%
Consumer                    107,581  7.91      95,926      7,838    8.17      82,966     7,233   8.72      78,438     6,487    8.27
Commercial                   79,379  6.93      72,197      5,344    7.40      58,215     4,894   8.41      39,117     3,297    8.43
                          ---------         ---------   --------           ---------  --------          ---------  --------
   Total loans (1)          503,883  7.20     482,809     36,248    7.51     463,569    36,671   7.91     423,409    32,470    7.67
Securities and
  other (2)(6)              296,099  5.56     220,793     13,128    5.95     121,925     8,552   7.01     102,800     7,592    7.39
                          ---------         ---------   --------           ---------  --------          ---------  --------
   Total interest-
     earning assets         799,982  6.61     703,602     49,376    7.02     585,494    45,223   7.72     526,209    40,062    7.61
                                                        --------                      --------                     --------
Noninterest-earning
  assets                     59,464            49,113                         26,915                       19,890
                          ---------         ---------                      ---------                    ---------
   Total assets           $ 859,446         $ 752,715                      $ 612,409                    $ 546,099
                          =========         =========                      =========                    =========
Interest-bearing
liabilities:
Checking accounts            74,923  1.31      58,195        844    1.45      32,937       590   1.79      31,416       576    1.83
Savings accounts             54,432  1.58      44,832        722    1.61      27,940       486   1.74      31,012       581    1.87
Money market accounts        68,634  1.99      54,762      1,404    2.56      28,766     1,205   4.19      25,008     1,068    4.27
Certificate accounts        358,177  3.94     329,291     14,874    4.52     263,512    15,519   5.89     245,754    13,519    5.50
                          ---------         ---------   --------           ---------  --------          ---------  --------
   Total deposits           556,166  3.11     487,080     17,844    3.66     353,155    17,800   5.04     333,190    15,744    4.73
FHLB advances and
  other borrowings          164,334  4.99     139,482      7,104    5.09     142,536     8,018   5.63     132,054     7,831    5.93
                          ---------         ---------   --------           ---------  --------          ---------  --------
   Total interest-
     bearing
     liabilities            720,500  3.54     626,562     24,948    3.98     495,691    25,818   5.21     465,244    23,575    5.07
                                                        --------                                                   --------
Noninterest-bearing
  liabilities (3)(7)         39,968            31,534                         29,960        77             21,094
                          ---------         ---------                      ---------  --------          ---------
   Total liabilities        760,468           658,096                        525,651    25,895            486,338
Stockholders' equity         98,978            94,619                         86,758                       59,761
                          ---------         ---------                      ---------                    ---------
   Total liabilities
     and stockholders'
     equity               $ 859,446         $ 752,715                      $ 612,409                    $ 546,099
                          =========         =========                      =========                    =========

Net interest income (6)                                 $ 24,428                      $ 19,328                     $ 16,487
                                                        ========                      ========                     ========
Interest rate spread (4)             3.08%                          3.04%                        2.51%                         2.54%
                                     ====                           ====                         ====                          ====
Net margin on interest-
  earning assets (5)                 3.36%                          3.47%                        3.30%                         3.13%
                                     ====                           ====                         ====                          ====
Average interest-earning
  assets to average
  interest-bearing
  liabilities                         109%                           112%                         118%                          113%
                                      ===                            ===                          ===                           ===

------------------------
(1)  Average balances include nonaccrual loans.
(2) Securities and other includes securities available for sale and held to maturity, interest-bearing deposits and FHLB stock.
(3)  Includes noninterest-bearing checking accounts.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(6) Interest income and net interest income do not agree to the consolidated statement of earnings because the tax equivalent income (based on effective tax rate of 34%) on municipal bonds is included in this schedule.
(7) Interest in 2001 includes interest expense on $80.9 million of funds received from the public stock offering.

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

                                                                 Year Ended September 30,
                                   ---------------------------------------------------------------------------------
                                                   2002 vs. 2001                            2001 vs. 2000
                                   ---------------------------------------    --------------------------------------
                                          Increase (Decrease) Due to                Increase (Decrease) Due to
                                   ---------------------------------------    --------------------------------------
                                      Volume            Rate          Net        Volume          Rate           Net
                                      ------            ----          ---        ------          ----           ---
                                                                   (Dollars in thousands)
         Interest income:
         Residential.............   $   (578)           (900)      (1,478)       1,248            610         1,858
         Consumer................      1,079            (474)         605          385            361           746
         Commercial..............      1,086            (636)         450        1,520             77         1,597
                                     -------        --------      -------     --------         ------       -------
            Total loans..........      1,587          (2,010)        (423)       3,153          1,048         4,201

         Securities and other....      6,034          (1,458)       4,576        1,315           (355)          960
                                     -------        --------      -------     --------         ------       -------
         Total interest income...    $ 7,621          (3,468)       4,153        4,468            693         5,161
                                     =======        ========      =======     ========         ======       =======
         Interest expense:
         Checking accounts.......        384            (130)         254           27            (13)           14
         Savings accounts........        274             (38)         236          (55)           (40)          (95)
         Money-market accounts...        796            (597)         199          157            (20)          137
         Certificates of deposit.      3,407          (4,052)        (645)       1,011            989         2,000
                                     -------        --------      -------     --------         ------       -------
            Total deposits.......      4,861          (4,817)          44        1,140            916         2,056
                                     -------        --------      -------     --------         ------       -------
         FHLB advances and other
           borrowings............       (170)           (821)        (991)         567           (303)          264
                                     -------        --------      -------     --------         ------       -------

         Total interest expense..    $ 4,691          (5,638)        (947)       1,707            613         2,320
                                     =======        ========      =======     ========         ======       =======

         Change in net interest
           income................    $ 2,930           2,170        5,100        2,761             80         2,841
                                     =======        ========      =======     ========         ======       =======


Comparison of Operating Results for the Years Ended September 30, 2002 and September 30, 2001

Net Income. Net income for the year ended September 30, 2002 increased $735,000, or 15.1% to $5.6 million, compared to $4.9 million for the year ended September 30, 2001.

> Net interest income increased $5.0 million, or 26.4%, for the year ended September 30, 2002 compared to the same period in 2001. This increase resulted primarily from interest income increasing $4.1 million, together with a decrease in interest expense of $947,000,
> Noninterest income increased by $2.7 million from 2001 to 2002 due mainly to:
     o increased fees and service charges mainly related to the Branch Acquisition;
     o    earnings related to bank owned life insurance policies;
     o    gains on sale of mortgage loans;
     o    net gains on sale of securities.

> Noninterest expenses increased $6.7 million to $20.5 million for the year ended September 30, 2002 from $13.8 million for the year ended September 30, 2001, due to increases in several expense categories, as discussed below.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the year ended September 30, 2002 compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> While residential loan balances decreased as a result of loan sales and accelerated repayments, consumer and commercial loan balances increased primarily due to the addition of the loans acquired in the Branch Acquisition. The Company continues to emphasize commercial and consumer loan growth in an effort to restructure its loan portfolio.
> The average yield on loans decreased, as the sharp decrease in shorter-term interest rates throughout calendar 2001 had a major impact on consumer and commercial loan yields. The decrease in the commercial loan yield can also be attributed to a change in the mix of the portfolio and the intense competition for these loans. Increased refinance activity, due to the overall lower interest rate environment, brought about a decrease in residential loan yields.
> The average balances in the securities portfolio grew 111% as the Company invested funds received from the Branch Acquisition, while it continued to pursue the strategy of leveraging the capital raised in April 1999 and December 2000.
> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable-rate securities in fiscal 2002 to manage the interest-rate risk profile of the Company, as well as the previously mentioned Federal Reserve policy to reduce short-term interest rates.


Interest Expense. The following discussion highlights the major factors that impacted the changes in interest expense during the year ended September 30, 2002 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> Deposit growth of 47% was primarily attributable to the Branch Acquisition. However, our increased sales effort to attract new and retain current deposits, as well as customer concerns about equity investments, provided additional deposit growth.
> Average FHLB advances and other borrowings decreased due to the repayment of short-term fixed-rate and adjustable-rate advances with funds provided by the Branch Acquisition.
> The growth in average balances in interest checking and money-market accounts helped to reduce the overall cost of deposits, which is reflective of the significant decrease in interest rates over the past year.
> The reduction in cost of funds related to the FHLB advances and other borrowings reflects the Company's decision to replace short-term fixed-rate advances with short-term daily rate credit advances and advances utilizing the Treasury Investment Program. Actions by the Federal Reserve to decrease short-term interest rates has provided a reduction in the cost of adjustable-rate credit advances; however, greater declines in the overall cost of advances were not achieved due to higher-rate convertible advances taken out in 2000 when the consensus of opinion at that time was that rates would continue to increase.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to an amount that represents management's best estimates of the losses inherent in the loan portfolio at the balance sheet date, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and nonperforming loans, the general economic conditions in the Company's lending area and other factors affecting the collectability of the loans in its portfolio. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

The provision for loan losses was $680,000 for the year ended September 30, 2002 compared to $615,000 for fiscal 2001. The provision for loan losses increased for the current year primarily as a result of increased consumer loan growth from the seven new retail sales offices. The allowance for loan losses increased to $4.5 million at September 30, 2002 from $3.7 million at September 30, 2001. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. A higher charge-off percentage is anticipated on the loans acquired. The current allowance represents .90% of loans outstanding at September 30, 2002. The Company had net charge-offs of $813,000, approximately 50% of which related to loans acquired in the branch acquisition, for the year ended September 30, 2002 compared to net charge-offs of $284,000 for fiscal 2001. In addition, our classified assets increased $5.1 million as further discussed at page 10. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio and classified assets, especially its commercial real estate and consumer loan portfolio.

Noninterest Income. Noninterest income increased by $2.7 million to $5.2 million for the year ended September 30, 2002. The major components of the increase was due to the following:

> gains of $274,000 recognized on the sale of $19.4 million in long term fixed-rate mortgage loans, an increase of $65,000 from fiscal 2001,
>    an  increase  in net  gain on  sale of  securities  available  for  sale of
     $919,000, including $679,000 in net gains on the sales of $48.2 million securities available for sale. The current year gains include the recovery of $88,000 on a corporate bond previously written down due to a decline that was deemed to be other than temporary,
> an increase of $651,000 in earnings on bank-owned life insurance due to the purchase of an additional $9.5 million in insurance contracts in 2001 and 2002 and the recognition of $381,000 in equity securities received in the demutualization of an insurance company where the Company was a policy holder,
> an increase of $813,000 in account fees and service charges, primarily due to the overall increase in deposit accounts, the majority of which relate to the Branch Acquisition.
> an increase of $261,000 in other noninterest income, primarily due to recognition a $201,000 deferred gain related to the sale of a former Bank property (previously deferred due to possible environmental cleanup concerns).


Noninterest Expenses. Noninterest expenses increased by $6.7 million to $20.5 million for the year ended September 30, 2002 from $13.8 million for the year ended September 30, 2001. The major components of the increase was due to the following:

>    Compensation and employee benefits increased $3.1 million due primarily to:
     o increase of $808,000 due to the addition of the seven retail sales offices (56 staff members) related to the Branch Acquisition, and $106,000 in additional costs for the full year operation of two branches opened in the past two years;
     o    5%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments;
     o increase in mortgage loan commissions of $224,000 due to a change in commission structure, and a $26.4 million increase in loan origination volume over the prior year;
     o a $303,000 increase for health insurance costs due to the growth in the employee base, including the

          Branch Acquisition, as well as increased claims experience;
     o    increased costs of $481,000 related to the 2002 Restricted Stock Plan;
     o increase of $240,000 related to the cost of the ESOP due to the increase in the Company's stock price.

>    Occupancy and equipment costs increased $838,000, due primarily to:
     o full year utilization of new customer delivery software, including an internet banking package;
     o the opening of two new retail sales offices; o operation of seven new retail sales offices acquired in the Branch Acquisition; and
     o    extensive remodeling at several retail sales offices.

>    Postage  and  office  supplies  expense   increased   $164,000,   primarily
     attributable to the Branch Acquisition and the conversion to proof of deposit ("POD").
> Amortization of $1.1 million of the core deposit intangible that was established in the Branch Acquisition transaction.

>    Other expenses increased by $1.5 million primarily due to the following:
     o    increase of $202,000 for the 2002 Restricted Stock Plan for Directors;
     o increase of $160,000 in correspondent bank charges primarily relating to the higher costs relating to the POD conversion and the Branch Acquisition creating an increased volume of items processed;
     o increase of $319,000 in other operating expense primarily due to the write-down of a Winter Haven property that was originally scheduled to be a retail sales office, but is now being actively marketed for sale;.
     o increase of $128,000 in security guard expenses related to a series of robberies that occurred during the year;
     o increase of $128,000 in debit card expenses related to increased volume from additional card holders acquired in the Branch Acquisition;
     o    $120,000 in acquisition related costs that could not be capitalized;
     o $138,000 in additional telephone and data communication costs due to the expanded branch network and upgrade of communication channels.

Comparison of Operating Results for the Years Ended September 30, 2001 and September 30, 2000

Net Income. Net income for the year ended September 30, 2001 increased $1.0 million, or 26.7% to $4.9 million, compared to $3.8 million for the year ended September 30, 2000. Net income for the year ended September 30, 2001 benefited from the deployment of $30.6 million in new capital received from stock issued in December 2000.

> Net interest income increased $2.7 million, or 16.5%, for the year ended September 30, 2001 compared to the same period in 2000. This increase resulted primarily from interest income increasing $5.0 million, offset by an increase in interest expense of $2.3 million,
> Noninterest income increased by $630,000 from 2000 to 2001 due mainly to increase in cash surrender value on the bank owned life insurance product and gains on sale of mortgage loans, and
> Noninterest expenses increased $2.0 million to $13.8 million for the year ended September 30, 2001 from $11.8 million for the year ended September 30, 2000, due to a net increase in the expense categories, as discussed below.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the year ended September 30, 2001 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> Loan growth reflected strong commercial loan demand over the past year. While the Company's major emphasis was on commercial and consumer loan origination efforts, mortgage originations remained strong throughout 2001.
> The yield on loans increased due to the emphasis placed on commercial and consumer loans in our market areas. New mortgage loan rates decreased throughout the latter half of 2001. Although new mortgage loan rates decreased throughout most of the year, about 54% of the Company's new originations were construction loans that were not fully disbursed during the year. The result of the timing on the construction loan disbursements kept the yields on mortgage loans from decreasing in relation to the overall decrease in mortgage loan pricing.
> The average balances in the securities portfolio grew 5.2% primarily due to the Company's strategy to leverage capital that was raised in the stock offering.
> The yield in the securities portfolio decreased as a result of a steady decrease in market interest rates throughout fiscal 2001. In addition, securities growth followed a strategy of purchasing securities that had slightly shorter average lives.


Interest Expense. The following discussion highlights the major factors that impacted the changes in interest expense during the year ended September 30, 2001 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> Deposits grew 6.0% because the Company pursued a slightly aggressive pricing strategy as interest rates fell and the equity markets experienced significant volatility.
> FHLB advances grew because the Company considers the advances to be a cost-effective funding alternative. Although the costs of the advances exceed the cost of certificate accounts, funding asset growth through certificate accounts was deemed to be more expensive than wholesale funding. In addition, FHLB advances provide a funding vehicle to assist the Company in extending the duration of its liabilities.
> The reduction in cost of funds related to the FHLB advances is reflective of the drop in interest rates over the past year. The reduction in the cost of the advances was not as significant as the overall drop in interest rates because of certain higher rate convertible advances taken in fiscal 2000 that have extended liability duration as rates have dropped.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and nonperforming loans, the general economic conditions in the Company's lending area and other factors affecting the collectibility of the loans in its portfolio. For the year ended September 30, 2001, the provision for loan losses was $615,000 compared to $630,000 for fiscal 2000. The allowance for loan losses at September 30, 2001 increased $331,000 from September 30, 2000. Non-performing loans increased $198,000 for the period, classified assets increased $2.0 million and commercial and consumer loans increased in the aggregate of approximately $22.5 million from September 30, 2000. Such increases in classified loans and commercial and consumer loans precipitated the increase in the provision for loan losses. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Noninterest Income. Noninterest income increased by $373,000 to $2.5 million for the year ended September 30, 2001. The major components of the increase was due to the following:

> Gains of $228,000 recognized on the sale of $13.9 million in long term fixed-rate mortgage loans.
>    Increase of $331,000 in cash surrender value of bank-owned life insurance.
>    Increase  of $60,000 in checking  and  savings  account  service  fees.
>    Increase of $64,000 in income from increased debit card and ATM usage.
> Loss of $257,000 due to the impairment of a security classified as available for sale. The security had been downgraded below investment grade and during the fourth quarter, the issuer filed for bankruptcy. The fair value of this security could decline further and the Company could recognize further losses.



Noninterest Expenses. Noninterest expenses increased by $2.0 million to $13.8 million for the year ended September 30, 2001 from $11.8 million for the year ended September 30, 2000. The major components of the increase was due to the following:

> Compensation and employee benefits increased $1.4 million due primarily to:
     o    an approximate 10% increase in staffing;
     o    annual salary adjustments;
     o    increased health insurance claims during the year;
     o increased expenses related to the ESOP due to the increase in the Company's stock price.

>    Occupancy and equipment costs of $410,000, due primarily to:
     o    new customer delivery software, including an internet banking package;
     o    the opening of two new branch office locations;
     o    remodeling costs at the main office.

>    Other expenses increased by $303,000 primarily due to the following:
     o    increased   telephone   expense  due  to   enhanced   data  and  voice
          communications;
     o    increase in ATM and debit card usage;
     o increased check clearing charges due to increased volume of items processed;

> Offsetting the increase in noninterest expenses was a $116,000 decrease in marketing expense due to:
     o a bidding process instituted for vendors in order to better control costs;
     o emphasis on community support programs versus media advertising, providing greater exposure within the communities we serve.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

Management of Interest Rate-Risk and Market Risk

Market risk is the risk of loss due to adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 of the Notes to Consolidated Financial Statements.

The Company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest-rate swaps. The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk.

Qualitative  Analysis.   Because  the  majority  of  the  Company's  assets  and
liabilities are sensitive to changes in interest rates, its most significant form of market risk is interest-rate risk, or changes in interest rates. The Company is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Its lending activities have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences. The primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset-liability mismatch is generally detrimental during periods of rising interest rates. In addition, the customers' optionality to repay a loan or renegotiate the interest rate on the loan when interest rates move in their favor creates an additional variable in managing the asset-liability structure of the Bank.

The Board of Directors has established an asset-liability committee that consists of the Company's president and senior banking officers. The committee meets on a monthly basis to review loan and deposit pricing and production volumes, interest-rate risk analysis, liquidity and borrowing needs, and a variety of other asset and liability management issues.

To reduce the  effect of  interest  rate  changes on net  interest  income,  the
Company has adopted various strategies to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include:

> the origination of commercial and consumer loans with adjustable-rate features or fixed-rate loans with shorter term maturities;
> lengthening the maturities of liabilities when deemed cost effective through the pricing and promotion of certificates of deposit and utilization of Federal Home Loan Bank advances;
> attracting low cost checking and transaction accounts which tend to be less sensitive to rising rates; and
> when market conditions permit, to originate and hold in its portfolio adjustable-rate mortgage loans which have periodic interest rate adjustments. The Company also maintains a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Company has also made a significant effort to maintain its level of lower cost deposits as a method of enhancing profitability. At September 30, 2002, the Company had 39.0% of its deposits in savings, checking and money-market accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates. This stability has enabled the Company to offset the impact of rising rates in other deposit accounts.

Quantitative Analysis. Exposure to interest-rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in NPV. The NPV Model measures interest-rate risk by computing estimated changes in the NPV of cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The NPV

Model shows the degree to which balance sheet line items and NPV are potentially affected by a 100 to 300 basis point change. One basis point equals 1/100th of a percentage point. Reports generated by the NPV Model are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly.

The NPV Model uses an option-based pricing approach to value one-to-four family mortgages, mortgages serviced by or for others, and firm commitments to buy, sell, or originate mortgages. This approach makes use of an interest rate simulation program to generate numerous random interest rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows. Prepayment options and interest rate caps and floors contained in mortgages and mortgage-related securities introduce significant uncertainty in estimating the timing of cash flows for these instruments that warrants the use of this sophisticated methodology. All other financial instruments are valued using a static discounted cash flow method. Under this approach, the present value is determined by discounting the cash flows the instrument is expected to generate by the yields currently available to investors from an instrument of comparable risk and duration.

Future interest rates and their effects on NPV and net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. After a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result if our borrowers are unable to meet their repayment obligations as interest rates increase.

The following table presents the NPV as of September 30, 2002. The NPV was calculated by the OTS, based upon the above model assumptions and financial information provided by the Company. As illustrated in the table, the calculations show that the Company would be adversely affected by increases in interest rates and would benefit slightly by decreases in interest rates (dollars in thousands).

                                                         NPV as % of
                  Net Portfolio Value ("NPV")       Present Value of Assets
                -------------------------------   -------------------------
   Change                                                      Basis Point
   In Rates    $ Amount  $ Change      % Change   NPV Ratio       Change
   --------    --------  --------      --------   ---------       ------
   +300 bp       55,378   (35,542)        (39)%      6.66%        (351)
   +200 bp       70,073   (20,847)        (23)%      8.20%        (197)
   +100 bp       83,494    (7,425)         (8)%      9.52%         (65)
      0 bp       90,919         -           - %     10.17%           -
   -100 bp       91,271       352          .4%      10.08%          (9)



The OTS defines the sensitivity measure as the change in NPV ratio with a 200 basis point shock. Our sensitivity measure reflects an 197 basis point decline in NPV ratio as of September 30, 2002 compared to a sensitivity measure of 373 basis points as of September 30, 2001. The improvement in our sensitivity measure at September 30, 2002 primarily reflects the decrease in short-term interest rates from September 30, 2001 and the lengthening in the maturities of certain liabilities.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------



The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below:

                                                                           Page
                                                                           ----


Independent Auditors' Report.............................................    43

Consolidated Balance Sheets at September 30, 2002 and 2001...............    44

Consolidated Statements of Earnings for the Years Ended
    September 30, 2002, 2001 and 2000....................................    45

Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 2002, 2001 and 2000.................................... 46-47

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2002, 2001 and 2000.................................... 48-49

Notes to Consolidated Financial Statements............................... 50-71

                    [Hacker, Johnson & Smith PA Letterhead]

                          Independent Auditors' Report



Board of Directors
FloridaFirst Bancorp, Inc.
Lakeland, Florida:

         We have audited the accompanying consolidated balance sheets of FloridaFirst Bancorp, Inc. and Subsidiary (the "Company") at September 30, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/HACKER, JOHNSON & SMITH PA


HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 15, 2002

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                      At September 30,
                                                                   ----------------------
                                                                      2002         2001
                                                                   ---------     --------
    Assets
Cash and due from banks                                            $  14,119        7,439
Interest-bearing deposits                                             16,509       14,237
                                                                   ---------     --------

         Total cash and cash equivalents                              30,628       21,676

Securities available for sale                                        272,624      129,534
Loans, net of allowance for loan losses of $4,519 and $3,652         499,364      474,155
Premises and equipment, net                                           14,721       10,944
Federal Home Loan Bank stock, at cost                                  6,966        7,670
Cash surrender value of bank-owned life insurance                     16,128       10,795
Core deposit intangible, net                                          11,576         --
Other assets                                                           7,439        5,595
                                                                   ---------     --------

              Total assets                                         $ 859,446      660,369
                                                                   =========      =======

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits                                      31,265       20,306
    Interest-bearing deposits                                        556,166      379,231
                                                                   ---------     --------

              Total deposits                                         587,431      399,537

    Federal Home Loan Bank advances                                  129,500      149,500
    Other borrowings                                                  34,834       11,048
    Other liabilities                                                  8,703        6,470
                                                                   ---------     --------

              Total liabilities                                      760,468      566,555
                                                                   ---------     --------

Commitments and contingencies (Notes 5, 14 and 15)

Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding                                        -            -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,528,452 and 5,521,850 issued                                  553          552
    Additional paid-in capital                                        52,044       52,059
    Retained earnings                                                 50,809       46,454
    Treasury stock, at cost, 150,000 and 35,000 shares                (2,680)        (481)
    Unallocated shares held by the employee stock ownership plan      (4,869)      (5,410)
    Unallocated shares held by the restricted stock plan              (2,082)        (986)
    Accumulated other comprehensive income                             5,203        1,626
                                                                   ---------     --------
              Total stockholders' equity                              98,978       93,814
                                                                   ---------     --------

              Total liabilities and stockholders' equity           $ 859,446      660,369
                                                                   =========      =======

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                                                                        Year Ended September 30,
                                                                                -------------------------------------
                                                                                  2002           2001          2000
                                                                                --------       --------      --------
Interest and dividend income:
    Loans                                                                       $ 36,248         36,671        32,470
    Securities                                                                    12,082          7,526         6,837
    Other                                                                            580            649           533
                                                                                --------       --------      --------
         Total interest and dividend income                                       48,910         44,846        39,840
                                                                                --------       --------      --------
Interest expense:
    Deposits                                                                      17,844         17,800        15,744
    Federal Home Loan Bank advances and other borrowings                           7,104          8,095         7,831
                                                                                --------       --------      --------
         Total interest expense                                                   24,948         25,895        23,575
                                                                                --------       --------      --------
Net interest income                                                               23,962         18,951        16,265

         Provision for loan losses                                                   680            615           630
                                                                                --------       --------      --------
Net interest income after provision for loan losses                               23,282         18,336        15,635
                                                                                --------       --------      --------
Noninterest income:
    Fees and service charges                                                       2,359          1,546         1,365
    Net gain on sale of loans held for sale                                          274            209            14
    Net gain (loss) on sale of securities                                            685           (234)            5
    Earnings on bank-owned life insurance                                          1,214            563           232
    Other                                                                            664            403           498
                                                                                --------       --------      --------
         Total noninterest income                                                  5,196          2,487         2,114
                                                                                --------       --------      --------
Noninterest expenses:
    Salaries and employee benefits                                                10,781          7,689         6,325
    Occupancy expense                                                              3,003          2,165         1,755
    Data processing                                                                  598            500           498
    Postage and office supplies                                                      579            415           381
    Amortization of core deposit intangible                                        1,080              -             -
    Other                                                                          4,476          3,007         2,854
                                                                                --------       --------      --------
         Total noninterest expenses                                               20,517         13,776        11,813
                                                                                --------       --------      --------
Income before income taxes                                                         7,961          7,047         5,936

         Income taxes                                                              2,357          2,178         2,094
                                                                                --------       --------      --------
Net income                                                                      $  5,604          4,869         3,842
                                                                                ========       ========      ========
Earnings per share:

    Basic                                                                       $   1.10           0.92         0.71
                                                                                ========       ========      ========
    Diluted                                                                     $   1.05           0.90         0.70
                                                                                ========       ========      ========
Weighted-average common and common equivalent
    shares outstanding (in thousands):

    Basic                                                                          5,095          5,293        5,424
                                                                                ========       ========      ========
    Diluted                                                                        5,339          5,429        5,516
                                                                                ========       ========      ========

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
              ($ in thousands, except share and per share amounts)

                                                                                                           Accumulated
                                                                                     Shares    Unallocated   Compre-
                                   Common Stock    Additional                        Held        Shares      hensive       Total
                               -------------------  Paid-In    Retained   Treasury   by the      Held by     Income    Stockholders'
                                 Shares     Amount   Capital   Earnings    Stock     ESOP        the RSP     (Loss)       Equity
                                 ------     ------   -------   --------    -----     ----        -------     ------       ------

Balance at September 30, 1999  5,752,875    $ 575     25,124     39,037          -    (2,163)          -     (1,236)       61,337
                                                                                                                          -------
Comprehensive income:
   Net income                          -        -          -      3,842          -         -           -          -         3,842
   Change in unrealized
     loss on securities
     available for sale, net           -        -          -          -          -         -           -          5             5
                                                                                                                          -------
Total comprehensive income                                                                                                  3,847

Shares repurchased, at cost             -        -         -          -     (3,606)        -           -          -        (3,606)

Fair value of ESOP shares
   allocated                           -        -        (39)         -          -       325           -          -           286

Shares acquired for RSP,
   at cost                             -        -          -          -          -         -        (410)         -          (410)

Dividends ($.16 per share)             -        -          -       (373)         -         -           -          -          (373)
                               ---------    -----     ------     ------       ----    ------        ----      -----        ------

Balance at September 30, 2000  5,752,875      575     25,085     42,506     (3,606)   (1,838)       (410)    (1,231)       61,081
                                                                                                                          -------
Comprehensive income:
   Net income                          -        -          -      4,869          -         -           -          -         4,869
   Change in unrealized
     loss on securities
     available for sale, net           -        -          -          -          -         -           -      2,857         2,857
                                                                                                                          -------
Total comprehensive income                                                                                                  7,726

Stock issuance, net of issuance
   costs of $1,007             3,147,952      315     30,245          -          -         -           -          -        30,560

Convert common and retire
   treasury stock             (3,381,206)    (338)    (3,268)         -      3,606         -           -          -             -

Proceeds from exercise of
   stock options                   2,229        -         18          -          -         -           -          -            18

35,000 shares repurchased,
   at cost                             -        -          -          -       (481)        -           -          -          (481)

Fair value of ESOP and RSP
   shares allocated                    -        -        (21)         -          -       325         157          -           461

Shares acquired for ESOP and
   RSP, at cost                        -        -          -          -          -    (3,897)       (733)         -        (4,630)

Dividends ($.19 per share)             -        -          -       (921)         -         -           -          -          (921)
                               ---------    -----     ------     ------       ----    ------        ----      -----        ------

Balance at September 30, 2001  5,521,850    $ 552     52,059     46,454       (481)   (5,410)       (986)     1,626        93,814
                               =========    =====     ======     ======       ====    ======        ====      =====        ======

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

              ($ in thousands, except share and per share amounts)

                                                                                   Unallocated            Accumulated
                                                                                     Shares    Unallocated   Other
                                   Common Stock    Additional                        Held        Shares      Compre-       Total
                               -------------------  Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                                 Shares     Amount   Capital   Earnings    Stock     ESOP        the RSP     Income       Equity
                                 ------     ------   -------   --------    -----     ----        -------     ------       ------

Balance at September 30, 2001  5,521,850    $ 552     52,059     46,454       (481)   (5,410)      (986)      1,626        93,814
                                                                                                                           ------
Comprehensive income:
   Net income                          -        -          -      5,604          -         -          -           -         5,604
   Change in unrealized gain
     on securities available
     for sale, net                     -         -         -          -          -         -          -       3,577         3,577
                                                                                                                           ------
Total comprehensive income                                                                                                  9,181
                                                                                                                           ------
Proceeds from exercise of
   stock options                   6,602         1        53          -          -         -          -           -            54

Fair value of ESOP and RSP
   shares allocated                    -         -      (169)         -          -       541      1,190           -         1,562

Tax benefit from stock options
   and RSP shares                      -         -       101          -          -         -          -           -           101

115,000 and 124,658 shares acquired
   for treasury and RSP, at cost       -         -         -          -     (2,199)        -     (2,286)          -        (4,485)

Cash dividends ($.23 per share)        -         -         -     (1,249)         -         -          -           -        (1,249)
                               ---------     -----    ------     ------     ------    ------     ------       -----        ------

Balance at September 30, 2002  5,528,452     $ 553    52,044     50,809     (2,680)   (4,869)    (2,082)      5,203        98,978
                               =========     =====    ======     ======     ======    ======     ======       =====        ======

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Year Ended September 30,
                                                                              ---------------------------------------
                                                                                 2002           2001           2000
                                                                              ---------       ---------      --------
Cash flows from operating activities:
    Net income                                                                $   5,604           4,869         3,842
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                  680             615           630
         Depreciation                                                             1,004             995           700
         Amortization of core deposit intangible                                  1,080               -             -
         Net amortization of premiums and discounts on securities                   270            (129)          (98)
         Deferred income tax benefit                                                (62)           (278)         (187)
         Net (gain) loss on sale of securities                                     (685)            234            (5)
         Tax benefit from stock options and RSP shares                              101               -             -
         Net gain on sale of loans held for sale                                   (274)           (209)          (14)
         Proceeds from sales of loans held for sale                              19,631          15,258             -
         Loans originated for sale                                              (21,200)        (14,989)            -
         Earnings on bank-owned life insurance                                   (1,214)           (563)         (232)
         Net increase in other assets                                            (1,186)            (76)         (752)
         Net increase in other liabilities                                        2,370           1,323           390
                                                                              ---------       ---------      --------
              Net cash provided by operating activities                           6,119           7,050         4,274
                                                                              ---------       ---------      --------
Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayments of securities
         available for sale                                                     103,062          37,008        16,451
    Proceeds from sales, maturities and repayments of securities
         held to maturity                                                             -           9,675         3,037
    Purchase of securities available for sale                                  (239,677)        (65,440)      (44,845)
    Net decrease (increase) in loans, exclusive of branch acquisition             1,038         (34,742)      (42,813)
    Net redemption (purchase) of FHLB stock                                         704             255        (3,450)
    Purchase of bank-owned life insurance                                        (4,500)         (5,000)       (5,000)
    Purchases of premises and equipment, exclusive of branch
         acquisition                                                             (3,531)         (3,408)       (2,843)
    Net proceeds from sales of foreclosed assets                                    937               -             -
    Net proceeds on sale of premises and equipment                                    -             404            26
                                                                              ---------       ---------      --------
              Net cash used in investing activities                            (141,967)        (61,248)      (79,437)
                                                                              ---------       ---------      --------
Cash flows from financing activities:
    Cash received upon purchase of deposits in branch acquisition               120,922               -             -
    Net increase in deposits, exclusive of branch acquisition                    25,772          44,983        15,330
    Net (decrease) increase in FHLB advances                                    (20,000)         (8,500)       70,400
    Net increase(decrease) in other borrowings                                   23,786           8,111        (1,935)
    Payments to acquire treasury stock                                           (2,199)           (481)       (3,606)
    Payments to acquire shares held by the ESOP                                       -          (3,897)            -
    Payments to acquire shares held by the RSP                                   (2,286)           (733)         (410)
    Dividends paid                                                               (1,249)           (921)         (480)
    Net proceeds received from issuance of common stock                              54          30,578             -
                                                                              ---------       ---------      --------
              Net cash provided by financing activities                         144,800          69,140        79,299
                                                                              ---------       ---------      --------

Net increase in cash and cash equivalents                                         8,952          14,942         4,136

Cash and cash equivalents at beginning of year                                   21,676           6,734         2,598
                                                                              ---------       ---------      --------

Cash and cash equivalents at end of year                                      $  30,628          21,676         6,734
                                                                              =========       =========      ========

                                                                                                           (continued)

                                 48

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                                 (In thousands)

                                                                                     Year Ended September 30,
                                                                                -------------------------------------
                                                                                   2002          2001          2000
                                                                                   ----          ----          ----
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                                               $ 24,808         25,948        22,966
                                                                                ========         ======        ======

         Income taxes                                                           $  2,894          2,374         2,099
                                                                                ========         ======        ======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets                                         $  1,011            298           221
                                                                                ========         ======        ======

    Change in unrealized gain or loss on securities available for
         sale, net of tax                                                       $  3,577          2,857             5
                                                                                ========         ======        ======

    Net distribution of restricted stock plan shares                                 967            177             -
                                                                                ========         ======        ======

    Net allocation of shares held by the ESOP                                   $    595            284           286
                                                                                ========         ======        ======

    Transfer of land from premises and equipment to other assets                $  1,199              -             -
                                                                                ========         ======        ======

    Common stock distribution received                                          $    381              -             -
                                                                                ========         ======        ======

    Acquisition of branches:
         Fair value of premises and equipment acquired                          $  2,449              -             -
                                                                                ========         ======        ======

         Fair value of loans acquired                                           $ 26,095              -             -
                                                                                ========         ======        ======

         Core deposit intangible                                                $ 12,656              -             -
                                                                                ========         ======        ======

         Deposits assumed in acquisition of branches                            $ 41,200              -             -
                                                                                ========         ======        ======


See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

September 30, 2002 and each of the years in the three-year period ended September 30, 2002

(1)    General, Reorganization and Summary of Significant Accounting Policies

       General. FloridaFirst Bancorp, Inc. (the "Company") is the parent of and conducts its business principally through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through eighteen full-service locations. The Company purchased seven branches during February 2002 (see Footnote
       13). Principal sources of income are derived through interest earned on loans and investments. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision (the "OTS").

       Reorganization. On April 6, 1999, the Bank reorganized from a mutual savings association into a mutual holding company named FloridaFirst Bancorp MHC ("MHC") and formed FloridaFirst Bancorp (the "Bancorp"), a middle-tier holding company, whereby the Bank became a wholly-owned subsidiary of the Bancorp (the "Reorganization"). In connection with the Reorganization, the Bancorp sold 2,703,851 shares of its Common Stock to the public and the remaining 3,049,024 shares were held by MHC. On December 21, 2000, the Company completed its stock offering in connection with the conversion and reorganization of the Bank and its holding company, the Bancorp, from the mutual holding company form of organization to a full stock company (the "Conversion"). As part of the conversion and reorganization, the shares formerly held by MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of the Bancorp were exchanged for 2,372,048 shares of the Company.

       At  the  time  of the  Conversion,  the Bank  established  a  liquidation account in an amount equal to the MHC's applicable equity as defined in regulations (approximately $36 million). The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually, to the extent that eligible and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in balances will not restore an eligible or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

       Subsequent to the Conversion, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

       Summary of Significant Accounting Policies. A summary of significant accounting policies used in preparation of the consolidated financial statements is as follows:

       Principles of Consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and the Bank. All intercompany transactions and balances have been eliminated in consolidation.

       Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. The major estimate by management that is critical to the consolidated financial statements is the appropriate level of allowance for loan losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ from these estimates. Regulatory agencies, as a part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes in the allowance based on their judgements of information available to them at the time of their examination.

       Cash and Cash Equivalents. For financial statement purposes, the Company considers cash, due from banks and interest-bearing accounts with original maturities of three months or less in other financial institutions to be cash and cash equivalents.

       Securities. Securities available for sale are stated at fair value. Unrealized gains and losses on securities available for sale, net of taxes, are included in accumulated other comprehensive income in the consolidated balance sheets until these gains or losses are realized. Securities available for sale that experience a decline in fair value that is other than temporary are written down to fair value and the resultant losses are reflected in the consolidated statements of earnings. Gains and losses on the sale of securities available for sale are recorded on the trade date and determined using the specific identification method.

       Capital stock in the Federal Home Loan Bank of Atlanta ("FHLB") is held in accordance with certain requirements of the FHLB. The Company's investment is carried at cost and serves as collateral for FHLB advances.

       Loans Held For Sale. Loans originated and held for sale by the Company are carried at the lower of cost or market using the specific identification method. Gains and losses on the sale of such loans are recognized using the specific identification method. The Company held $3.0 million and $1.2 million of loans held for sale at September 30, 2002 and September 30, 2001, respectively.

       Mortgage Loan Interest Income. The Company provides an allowance for uncollected interest generally on all accrued interest related to loans 90 days or more delinquent. This allowance is netted against accrued interest receivable for financial statement disclosure. Such interest, if ultimately collected, is credited to income in the period of recovery.

       Loans and Provisions for Losses. Loans are stated at unpaid principal balances, less loans in process and an allowance for loan losses.

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

       The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial and commercial real estate, residential real estate, and consumer. The Company provides for an allowance for losses in the portfolio by the above categories, which consists of two components: general loss percentages and specific loss analysis.

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

       Allowances are also provided in the event the specific collateral analysis on a loan indicates the estimated loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

       The Company considers a loan to be impaired when it is probable the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate; (b) the observable market price of the impaired loan; or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective interest rate.

       Premises and Equipment. Depreciation of premises and equipment is accumulated using the straight-line method over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and leasehold improvements, and 3 to 10 years for furniture, fixtures and equipment.

       Maintenance and repairs are charged to expense when incurred. Expenditures for renewals and betterments generally are capitalized. The costs and accumulated depreciation relating to office properties and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains and losses are reflected in the consolidated statements of earnings.

       Foreclosed Assets. Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at the lower of cost (principal balance of the former mortgage loan) or estimated fair value, less estimated selling expenses. The carrying value of foreclosed assets, which includes repossessed consumer assets, was $347,000 and $276,000 at September 30, 2002 and 2001 and is included in Other Assets in the consolidated balance sheets. The Company reported net expenses related to these foreclosed assets of $70,000, $47,000 and $49,000 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

       Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over financial assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

       Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include the enactment date.

       Financial Instruments With Off-Balance Sheet Risk. In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit at both fixed- and variable-interest rates, standby letters of credit, undisbursed construction and line of credit loans and loans sold with recourse obligations. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the consolidated balance sheets. The Company's exposure to credit loss for commitments to extend credit, undisbursed loans and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis.

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       Loans sold with recourse obligations relate to loans the Company originates and sells in the secondary market. These sales usually require the Company to repurchase the loans if the borrower defaults within a certain time period after the sale, usually three to twelve months.

       Self-Insurance. The Company is self-insured for employee medical and dental benefits, but has a reinsurance contract to limit the amount of liability for these benefits in any plan year. Benefits are administered through a third party administrator and the related liabilities are reflected in the consolidated financial statements. The Company accrues a liability to target a certain percentage of average claims paid over the past three years. The plan covers only active employees as defined in the plan. During the years ended September 30, 2002, 2001 and 2000, the Company recognized expenses, including claims and administrative fees, net of amounts received under the reinsurance contract and premiums received from employees, of $1,053,000, $750,000 and $563,000, respectively.


       Derivative Instruments. The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

       Stock Compensation Plans. SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied (See note 12).

       Earnings Per Share of Common Stock. The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net income for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP (see Note 11) are only considered outstanding when the shares are released or committed to be released for allocation to participants. For the years ended September 30, 2002 and 2001, shares released for allocation to participants each month were 3,400 and 2,707. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options (see Note 12) and shares needed to satisfy the requirements of the restricted stock plan, if any, computed using the treasury stock method prescribed by SFAS No. 128. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                                             Year Ended September 30,
                                                                           ----------------------------
                                                                            2002       2001       2000
                                                                           ------     ------     ------
        Weighted-average shares of common stock issued and
          outstanding before adjustments for ESOP and stock options         5,457      5,520      5,602
        Adjustment to reflect the effect of unallocated ESOP shares          (362)      (227)      (178)
                                                                           ------     ------     ------
        Weighted-average shares for basic earnings per share                5,095      5,293      5,424
                                                                           ======     ======     ======
        Basic earnings per share                                           $ 1.10        .92        .71
                                                                           ======     ======     ======

        Weighted-average shares for basic earnings per share                5,095      5,293      5,424
        Additional dilutive shares using the average market
          value for the period utilizing the treasury stock method
          regarding stock options and outstanding restricted                  244        136         92
                                                                           ------     ------     ------
        Weighted-average common shares and equivalents
          outstanding for diluted earnings per share                        5,339      5,429      5,516
                                                                           ======     ======     ======

        Diluted earnings per share                                         $ 1.05        .90        .70
                                                                           ======     ======     ======

       Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets.

       SFAS 141 changes the accounting for business combinations under APB Opinion 16 - Business Combinations ("APB 16"). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as an asset and apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001.

       SFAS 142 requires that an identifiable intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is to be initially recognized and measured based on its fair value. An identifiable intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment. Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles will be recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives.

       The Company accounted for the intangible assets acquired in branch acquisition described in Note 13 in accordance with SFAS 141 and 142.

       Comprehensive Income. Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                                   2002      2001     2000
                                                                                 -------   -------   ------
        Unrealized gain on securities available for sale arising
           during year, net of taxes                                             $ 4,009     2,710        8
                                                                                 -------   -------   ------
        Less reclassification adjustment for gain (loss) included in
           net income                                                                685      (234)       5
        Income taxes (benefit)                                                       253       (87)       2
                                                                                 -------   -------   ------
        Reclassification adjustment for realized gain (loss), net of taxes           432      (147)       3
                                                                                 -------   -------   ------
        Unrealized gain on securities available for sale,
           net of taxes                                                          $ 3,577     2,857        5
                                                                                 =======   =======   ======

       Reclassifications. Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.


 (2)    Securities Available for Sale

       The amortized cost and estimated fair values of securities available for sale are as follows (in thousands):

                                                                                  Gross           Gross
                                                                  Amortized     Unrealized      Unrealized       Fair
                                                                    Cost           Gains          Losses         Value
                                                                 ---------      --------         -------      --------
             September 30, 2002:
                Obligations of U.S. government agencies          $  28,028           506            (350)       28,184
                Collateralized mortgage obligations                 46,226           632            (467)       46,391
                Mortgage-backed securities                         141,975         4,289            (282)      145,982
                Corporate bonds                                     28,454         2,951             (64)       31,341
                Municipal bonds                                     19,301         1,044               -        20,345
                Common stock                                           381             -               -           381
                                                                 ---------      --------         -------      --------
                   Total                                         $ 264,365         9,422          (1,163)      272,624
                                                                 =========      ========         =======      ========
             September 30, 2001:
                Obligations of U.S. government agencies              8,504           346               -         8,850
                Collateralized mortgage obligations                 43,429           653             (37)       44,045
                Mortgage-backed securities                          28,644           907               -        29,551
                Corporate bonds                                     28,962           999            (406)       29,555
                Municipal bonds                                     17,415           262            (144)       17,533
                                                                 ---------      --------         -------      --------
                   Total                                         $ 126,954         3,167            (587)      129,534
                                                                 =========      ========         =======      ========


       The maturity distribution for the portfolio of securities available for sale at September 30, 2002 is as follows (in thousands):

                                                            Amortized     Fair
                                                               Cost       Value
                                                           ----------   -------

             Due in one year or less                       $   6,504      6,668
             Due after one year through five years            18,085     19,021
             Due after five years through ten years            8,284      8,490
             Due after ten years                              42,910     45,691
                                                           ---------    -------
                                                              75,783     79,870

             Collateralized mortgage obligations              46,226     46,391
             Mortgage-backed securities                      141,975    145,982
             Common stock                                        381        381
                                                           ---------    -------
             Total                                         $ 264,365    272,624
                                                           =========    =======

       A summary of sales of securities available for sale follows (in thousands):

                                                    Year Ended September 30,
                                               ---------------------------------
                                                 2002         2001         2000
                                               --------      ------       -----


       Proceeds from sales                     $ 48,196      10,349       5,700
                                               ========      ======       =====

       Gross gains                             $    828          51           5

       Gross losses                                (143)        (16)          -
                                               --------      ------       -----

       Net gain                                $    685          35           5
                                               ========      ======       =====


       During 2002, the Company received a distribution of 18,165 shares of common stock relating to the demutualization of the Principal Financial Group. The Company recorded this investment at the then current fair value of $381,000 and recorded a gain which is included in earnings on bank-owned life insurance in the consolidated statements of earnings.

       During 2001, a $257,000 loss on the impairment of a security was recorded since the decline in value was determined to be other than temporary.

       Securities available for sale with carrying values of $68.6 million and $33.3 million were pledged as collateral to secure public funds, Treasury Investment Program funds, Federal Reserve discount advances, and reverse repurchase agreements at September 30, 2002 and 2001, respectively.


(3)    Securities Held to Maturity

       In August 2001, the entire securities held to maturity portfolio was sold. The decision to sell the entire portfolio was based on a variety of reasons including price compression due to balance decline, a lagging index, which was unpopular in the falling rate environment, and recently increased values, resulting from the recent falling rate environment. As a result of the sale of the held to maturity portfolio, Securities and Exchange Commission ("SEC") regulations prohibit further classification of securities as held to maturity for a period of two years.

       Proceeds from sales of securities held to maturity for the year ended September 30, 2001 were $8.6 million. Gross gains of $34,000 and gross losses of $46,000 were realized on those sales during 2001. There were no other sales of held to maturity securities.

(4)    Loans

       Loans consist of the following:

                                                                          September 30,
                                                                       --------------------
                                                                          2002       2001
                                                                       ---------    -------
                                                                          ($ in thousands)
              First mortgage loans:
                 Residential 1-4:
                    Permanent                                          $ 301,622    312,309
                    Construction                                          29,058     35,516
                 Commercial real estate                                   58,177     58,371
                 Land                                                     15,806      8,907
                                                                       ---------   --------
                    Total first mortgage loans                           404,663    415,103
                                                                       ---------   --------
              Other loans:
                 Consumer loans                                          107,581     85,932
                 Commercial loans                                         10,806      5,061
                                                                       ---------   --------
                    Total other loans                                    118,387     90,993
                                                                       ---------   --------
                    Total loans                                          523,050    506,096

              Allowance for loan losses                                   (4,519)    (3,652)
              Construction loans in process                              (19,167)   (28,289)
                                                                       ---------   --------
                    Loans, net                                         $ 499,364    474,155
                                                                       =========   ========

                 Weighted-average yield on loans at year end                7.20%     7.66%
                                                                       =========   ========

       The activity in the allowance for loan losses was as follows (in thousands):

                                                     Year Ended September 30,
                                                   ---------------------------
                                                    2002      2001      2000
                                                   -------   -------   -------

              Balance at beginning of year         $ 3,652     3,321     2,941

                 Provision for loan losses             680       615       630
                 Branch acquisition                  1,000         -
                 Charge-offs                          (908)     (386)     (288)
                 Recoveries                             95       102        38
                                                   -------   -------   -------
              Balance at end of year               $ 4,519     3,652     3,321
                                                   =======   =======   =======

         The Company was also servicing approximately $7.8 million and $11.2 million in loans for the benefit of others at September 30, 2002 and 2001, respectively. The Company holds custodial escrow deposits for these serviced loans totaling approximately $89,000 and $127,000 at September 30, 2002 and 2001, respectively.

       The Company makes loans to certain executive officers and directors and their related interests and associates. These loans were made in the ordinary course of business at prevailing terms and conditions. These loans were as follows (in thousands):

                                                     Year Ended September 30,
                                                     ------------------------
                                                       2002            2001
                                                       ----            ----

           Balance at beginning of year               $ 317             152
           New loans originated                           -             170
           Principal repayments                         (11)             (5)
                                                      -----           -----
           Balance at end of year                     $ 306             317
                                                      =====           =====

       Impaired loans have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Impaired loans, all of which are collateral dependent, and related information are as follows:

                                                                                         September 30,
                                                                               -----------------------------
                                                                                  2002       2001      2000
                                                                                  ----       ----      ----
                                                                                        (In thousands)

           Impaired loans at year end                                          $ 1,073        960       762
                                                                               =======      =====     =====

           Allowance for loan losses for impaired loans at year-end                215        192       189
                                                                               =======      =====     =====

           Average balance of impaired loans during the year                     1,221      1,028       454
                                                                               =======      =====     =====

           Interest income received and recognized during the year                  47         14        43
                                                                               =======      =====     =====


(5)    Premises and Equipment


       Premises and equipment consists of the following:

                                                                September 30,
                                                             -------------------
                                                                2002      2001
                                                                ----      ----
                                                                (In thousands)

           Land                                              $  4,151     3,629
           Buildings and leasehold improvements                11,219     8,167
           Furniture, fixtures and equipment                    6,187     5,205
           Construction in progress                               486       589
                                                             --------   -------

           Total, at cost                                      22,043    17,590

           Less accumulated depreciation and amortization      (7,322)   (6,646)
                                                             --------   -------

           Premises and equipment, net                       $ 14,721    10,944
                                                             ========   =======

       The Company conducts a portion of its operations from three leased facilities and leases certain equipment under operating leases. As of September 30, 2002, the Company was committed to noncancelable operating leases with annual minimum lease payments approximating $193,000 through September 30, 2003, $94,000 through September 30, 2005 and $75,000 per year thereafter through fiscal year 2010. All leases contain options to renew. Rent expense under all operating leases was approximately $172,000, $159,000 and $106,000 for the years ended September 30, 2002,
       2001 and 2000, respectively.

(6)    Deposits

       Deposits and weighted-average interest rates are as follows:

                                                                       September 30,
                                                     -----------------------------------------------
                                                             2002                     2001
                                                     ---------------------    ----------------------
                                                                 Weighted                 Weighted
                                                                  Average                  Average
                                                        Amount     Rate           Amount    Rate
                                                        ------     ----           ------    ----
                                                                    ($ in thousands)

           Noninterest-bearing checking              $  31,265        -  %     $  20,306        - %
                                                     ---------                 ---------
           Interest-bearing checking                    74,923      1.31          34,705     1.67
                                                     ---------                 ---------
           Savings accounts                             54,432      1.58          27,547     1.51
                                                     ---------                 ---------
           Money-market accounts                        68,634      1.99          33,768     3.19
                                                     ---------                 ---------

           Certificate accounts:
                1.00% - 1.99%                           21,146                   -
                2.00% - 2.99%                          101,169                   -
                3.00% - 3.99%                           64,047                   -
                4.00% - 4.99%                           65,813                    98,731
                5.00% - 5.99%                           73,927                    73,605
                6.00% and above                         32,075                   110,875
                                                     ---------                 ---------

                    Total certificates accounts        358,177      3.94         283,211     5.64
                                                     ---------                 ---------
                    Total deposits                   $ 587,431      2.95       $ 399,537     4.52
                                                     =========                 =========

       Certificate accounts in amounts of $100,000 or more totaled approximately $112.9 million and $85.7 million at September 30, 2002 and 2001, respectively. Deposits in excess of $100,000 are not federally insured. The Company had certificate accounts totaling $50.2 million and $37.7 million under public deposits programs, primarily with the State of Florida, at September 30, 2002 and 2001, respectively. Deposits under these programs are collateralized with securities with a carrying value of $31.0 million and $18.3 million at September 30, 2002 and 2001, respectively, in accordance with applicable regulations.

       Interest expense on deposits is summarized as follows:

                                                                           Year Ended September 30,
                                                                     ------------------------------------
                                                                       2002            2001        2000
                                                                     --------        -------      -------
                                                                                 (In thousands)
           Interest on interest-bearing checking and money-market
               accounts                                              $  2,234          1,795        1,648
           Interest on savings and certificate accounts                15,673         16,086       14,173
           Less early withdrawal penalties                                (63)           (81)         (77)
                                                                     --------        -------      -------
           Total interest expense on deposits                        $ 17,844         17,800       15,744
                                                                     ========        =======      =======

       Certificate accounts by year of scheduled maturity are as follows (in thousands):

                                                         September 30,
                                                    ----------------------
           Fiscal Year Ending                           2002         2001
           ------------------                           ----         ----

                2002                                $       -      191,523
                2003                                  204,071       54,409
                2004                                   79,991       20,012
                2005                                   28,963       17,267
                2006                                    6,916            -
                2007                                   37,494            -
                2008                                      742            -
                                                    ---------      -------

                Total                               $ 358,177      283,211
                                                    =========      =======

(7)    Advances From Federal Home Loan Bank and Other Borrowings

       The Company had $129.5 million and $149.5 million in FHLB advances with weighted-average interest rates of 5.23% and 5.22% at September 30, 2002 and 2001, respectively. The advances as of September 30, 2002 include $114.5 million in convertible advances whereby the FHLB has the option at a predetermined time to convert the fixed-interest rate to an adjustable rate tied to LIBOR (London interbank offering rate). The Company then has the option to prepay the advances without penalty if the FHLB converts the interest rate. Should the Company elect to otherwise prepay these borrowings prior to maturity, prepayment penalties may be incurred. Advances from the FHLB are collateralized with a blanket floating lien on qualifying first mortgage residential loans and all the Company's FHLB stock.

       The Company's advances from the FHLB are as follows ($ in thousands):

                                      Conversion
                                        Option        Rate     Maturity    Rate
                                        ------        ----     --------    ----

    At September 30, 2002:

         2003                         $   81,000     5.53%  $  15,000      4.41%
         2004                              5,000     5.13       5,000      5.72
         2005                             10,000     5.10      10,000      6.49
         2006                             13,500     4.94      15,000      5.33
         2007                              5,000     4.66       5,000      4.09
         2008                                  -        -      15,000      5.07
         2010                                  -        -      26,000      6.11
         2011                                  -        -      23,500      5.06
         2012                                  -        -      15,000      4.25
                                      ----------            ---------
    Total and weighted-average rate   $  114,500     5.37%  $ 129,500      5.23%
                                      ==========            =========

                                      Conversion
                                       Option        Rate    Maturity      Rate
                                       ------        ----    --------      ----

    At September 30, 2001:

         2002                         $  56,000      5.86%   $ 40,000      4.54%
         2003                            15,000      5.29      10,000      5.67
         2004                             5,000      5.13       5,000      5.72
         2005                             5,000      6.10      10,000      6.49
         2006                            13,500      4.94      15,000      5.33
         2008                                 -         -      15,000      5.07
         2009                                 -         -       5,000      3.15
         2010                                 -         -      26,000      6.11
         2011                                 -         -      23,500      5.06
                                       --------              --------

    Total and weighted-average rate    $ 94,500      5.61%   $149,500      5.22%
                                       ========              ========


       As of September 30, 2002 and 2001, respectively, the Company had $15.0 and $11.0 million in overnight borrowings utilizing the Treasury Investment Program (TIP) through the Federal Reserve bearing interest at 1.51% and 2.50%, respectively per annum. These borrowings are collateralized by securities with carrying values of $17.1 million and $11.0 million at September 30, 2002 and 2001, respectively.

       As of September 30, 2002, the Company also has reverse repurchase agreements with third parties totaling $19.8 million at an average rate of 2.26% per annum. The Company has pledged $20.5 million in securities related to these agreements.

(8)    Income Taxes

       Income taxes consists of the following (in thousands):


                                               Current    Deferred       Total
                                               -------    --------       -----
          Year Ended September 30, 2002:
               Federal                         $ 2,024        (53)       1,971
               State                               395         (9)         386
                                               -------     ------       ------
                                               $ 2,419        (62)       2,357
                                               =======     ======       ======

          Year Ended September 30, 2001:
               Federal                           2,074       (234)       1,840
               State                               382        (44)         338
                                               -------     ------       ------
                                               $ 2,456       (278)       2,178
                                               =======     ======       ======

          Year Ended September 30, 2000:
               Federal                           1,943       (160)       1,783
               State                               338        (27)         311
                                               -------     ------       ------
                                               $ 2,281       (187)       2,094
                                               =======     ======       ======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                          September 30,
                                                                      --------------------
                                                                         2002       2001
                                                                         ----       ----
           Deferred tax assets:
               Allowance for loan losses                              $ 1,278      1,305
               Deferred compensation plans                                442        354
               Core deposit intangible                                    195          -
               Self-insurance reserve                                     135        132
               Other real estate owned                                    122          -
               Other                                                       13        196
                                                                      -------    -------
                   Total deferred tax assets                            2,185      1,987
                                                                      -------    -------
           Deferred tax liabilities:
               Unrealized gain on securities available for sale        (3,056)      (954)
               FHLB stock                                                (267)      (365)
               Other securities                                          (144)       -
               Depreciation                                              (143)       (53)
                                                                      -------    -------
                   Total deferred tax liabilities                      (3,610)    (1,372)
                                                                      -------    -------

               Net deferred tax (liability) asset                     $(1,425)       615
                                                                      =======    =======

       The net deferred tax liability at September 30, 2002 is included in other liabilities and the net deferred tax asset at September 30, 2001 is included in other assets in the consolidated balance sheets.

       The Company's effective rate on pretax income differs from the statutory Federal income tax rate as follows ($ in thousands):

                                                       Year Ended September 30,
                                           --------------------------------------------------------
                                              2002       %         2001      %        2000      %
                                           -------      ---     -------     ---    -------      ---
       Taxes at federal statutory
             rate                          $ 2,707      34%     $ 2,396     34%    $ 2,018      34%
       Increase (decrease) in tax
          resulting from:
              Tax-exempt income, net          (565)     (7)        (356)    (5)       (148)     (2)
              State income taxes, net of
                Federal income tax benefit     255       3          234      3         205       3
              Other, net                       (40)      -          (96)    (1)         19       -
                                           -------    ----      -------   ----     -------    ----

       Total                               $ 2,357      30%     $ 2,178     31%    $ 2,094      35%
                                           =======    ====      =======   ====     =======    ====

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

       Retained earnings at September 30, 2002 includes approximately $5.8 million base year, tax basis bad debt reserve for which no deferred Federal and state income tax liability has been accrued. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.2 million at September 30, 2002. Certain events, as defined, will still trigger the recapture of the base year reserve. The base year reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions or excess distributions to stockholders.


 (9)   Concentration of Credit Risk

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

(10)  Regulatory Matters

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and adjusted total assets (as defined).

       As of September 30, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The Bank's actual capital amounts and percentages are as follows ($ in thousands):

                                                                                                   "Well Capitalized"
                                                                           For Capital               Under Prompt
                                                                            Adequacy                Corrective Action
                                                      Actual                  Purpose                 Provisions
                                            ----------------------    ----------------------     ----------------------
                                              Amount           %        Amount          %           Amount        %
                                            ---------       ------      ------       ------         ------     ------
         September 30, 2002:
           Risk-based capital
              (to risk-weighted assets)     $ 66,708         13.0%    $ 40,982         8.0%       $ 51,227      10.0%
           Tier I capital (to risk-
              weighted assets)                62,189         12.1       20,491         4.0          30,736       6.0
           Tier I capital
              (to adjusted total assets)      62,189          7.4       33,525         4.0          41,906       5.0

         September 30, 2001:
           Risk-based capital
              (to risk-weighted assets)       72,867         16.9       34,432         8.0          43,040      10.0
           Tier I capital (to risk-
              weighted assets)                69,215         16.1       17,216         4.0          25,824       6.0
           Tier I capital
              (to adjusted total assets)      62,215         11.3       24,496         4.0          30,620       5.0


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


(11)   Benefit Plans

       Director Retirement Plan. The Company sponsors a nonqualified Director Retirement Plan (the "Director Plan"). The Director Plan will pay all Directors that have served on the board at least ten years, an amount equal to the regular board fee as of the date of the Directors' retirement (currently $1,000 per month) for 120 months beginning at the end of their final three-year term. If a Director dies prior to retirement or prior to receipt of all monthly payments under the plan, the Company has no further financial obligations to the Director or his or her estate. For both of the years ended September 30, 2002 and 2001, the Company recognized costs of approximately $25,000 related to this Director Plan. For the year ended September 30, 2000 the Company recognized a net reduction in expense of $34,000 related to adjusting the remaining liability after the death of a Director. The amounts were determined by discounting the anticipated cash flow required, based on the years of service rendered by each covered director. The weighted-average discount rate used to measure the expense was 5.50%.

       Employee Stock Ownership Plan. The Company sponsors an employee stock ownership plan ("ESOP"). The ESOP covers eligible employees who have completed twelve months of continuous employment with the Company during which they worked at least 1,000 hours and who have attained the age of
       21. As part of the Reorganization in April 1999, the ESOP borrowed $2.2 million from the Company to purchase 223,251 shares of the common stock of the Company. After the Conversion in December 2000, the ESOP acquired an additional 251,836 shares at a total cost of $3.9 million. The funds were obtained through a loan from the Company. Since the ESOP is internally leveraged, the Company does not report the loan receivable from the ESOP as an asset and does not report the loan payable from the ESOP as a liability. The Company's accounting for its ESOP is in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they became committed to be released. As shares are committed to be released, the shares become outstanding for earnings per share computations. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. As of September 30, 2002 and 2001, 30,600 and 32,481 shares were committed for release and the Company recorded employee benefits expense of $700,000, $480,000 and $284,000 for the years ended September 30, 2002, 2001 and 2000, respectively, relating to the ESOP.

       Dividends paid by the Company that relate to unallocated shares of the ESOP are used to make payments on the ESOP loan or are allocated as earnings to the participants. As of September 30, 2002, the fair value of the 367,201 unallocated shares held by the ESOP was $6.5 million.

       401(k) Retirement Plan. The Company has a 401(k) plan for eligible employees. Subject to certain restrictions, eligible employees may voluntarily contribute up to 15% of their annual compensation and the Company may authorize discretionary contributions to eligible participants. For the years ended September 30, 2002, 2001 and 2000 the Company recognized $134,000, $117,900 and $94,000, respectively, of employee benefits expense for the Company's matching contribution under the plan.

       Supplemental Executive Retirement Plan ("SERP"). The Company has a nonqualified defined contribution plan to provide supplemental retirement benefits for certain executive officers. For the years ended September 30, 2002, 2001 and 2000 the Company recognized $191,000, $144,000 and
       $130,000, respectively, of employee benefits expense related to the SERP.


(12)   Stock-Based Compensation Plans

       Restricted Stock Plan ("RSP"). On October 19, 1999 the Company adopted, and the stockholders approved, the 1999 RSP for directors and officers to enable the Bank to attract and retain experienced and qualified personnel. Under the 1999 RSP, directors and officers of the Bank were initially awarded 111,625 shares of the Company's stock. These restricted shares are earned at a rate of 20% each year of continued service to the Company. The fair value of the shares awarded was $919,000, using the market closing price of $8.24 on the date of grant. This amount is being amortized over a five-year period to employee benefits expense, commencing October 1, 1999.

       During 2002, the Company adopted and the shareholders approved a 2002 RSP under which 124,750 shares of the Company stock were awarded to directors and officers. These shares vest over three or five year terms. The fair value of these shares was $2.0 million using the market closing price of $16.03 on the date of grant. During the years ended September 30, 2002, 2001 and 2000, the Company recognized $862,000, $181,000 and $215,000, respectively in employee benefits expense related to the RSP.

       In the event of death or disability of a participant or change of control of the Company, all shares awarded to the participant become immediately vested. All shares awarded under the RSP are considered as shares outstanding for purposes of calculating earnings per share. The shares earned under this plan are entitled to all voting and other stockholder rights, except that, while restricted, the shares must be held in escrow and cannot be sold, pledged or otherwise conveyed. The Company acquires the shares for the plan through open market purchases. During 2002 and 2001, the RSP purchased 124,658 and 51,889 shares, respectively, at an average price of $18.34 and $14.13 per share, respectively. At September 30, 2002 the plan held 128,151 unvested shares at an average price of $16.25 per share.

       Stock Option Plans. The Company has two Stock Option Plans (the "Option Plans") under which a total of 593,848 common shares were authorized to be granted to directors, officers and employees of the Company. Shares granted under the Option Plans are exercisable at the market price at the date of the grant and vest over three or five years. Options generally expire at the earlier of ten years from the date of grant or three months following the date an officer or employee terminates the employment relationship for reasons other than disability (options expire one year after disability) or death (options expire two years after death). Total stock options available for future grants under both Option Plans at September 30, 2002 was 6,245.

       During the years ended September 30, 2002 and 2000, 311,750 and 279,053 options were granted under the Option Plans, respectively. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized. For purposes of pro forma disclosures, the estimated fair value was included in expense over the period vesting occurs. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The proforma information and assumptions used in calculating the fair values of stock options granted is as follows ($ in thousands, except per share amounts):

                                                                                      Year Ended September 30,
                                                                             ----------------------------------------
                                                                                  2002          2001           2000
                                                                                  ----          ----           ----
          Risk-free rate of return                                               5.43%           N/A          6.00%
          Annualized dividend                                                    1.50%           N/A          2.50%
          Estimated volatility                                                     22%           N/A            65%
          Expected life of options granted                                    10 years           N/A       10 years
          Weighted-average grant-date fair value of options issued
              during the year                                                $    5.75           N/A           4.78
                                                                             =========         =====          =====
          Proforma net income                                                $   4,833         4,655          3,462
                                                                             =========         =====          =====
          Proforma basic earnings per share                                  $    0.95          0.88           0.64
                                                                             =========         =====          =====
          Proforma diluted earnings per share                                $    0.91          0.86           0.63
                                                                             =========         =====          =====

       The following is a summary of option transactions:

                                                                                           Range of Per       Weighted
                                                                             Number of     Share Option      Average Per
                                                                              Shares           Price         Share Price
                                                                              ------           -----         -----------
          Outstanding, September 30, 2000                                     278,536        $ 8.23            $ 8.23
              Exercised                                                        (2,229)         8.24              8.24
              Forfeited                                                        (2,683)         8.24              8.24
                                                                              -------
          Outstanding, September 30, 2001                                     273,624         7.63-10.23         8.23
              Exercised                                                        (6,602)         8.24              8.24
              Granted                                                         311,750        16.03-19.20        16.06
                                                                              -------
          Outstanding, September 30, 2002                                     578,772         7.63-19.20        12.45
                                                                              =======         ==========        =====

       The weighted average remaining contractual life of the outstanding options at September 30, 2002 was 8.6 years. The outstanding options at September 30, 2002 are exercisable as follows:

                                             Weighted       Weighted Average
                             Number of        Average     Remaining Contractual
  Year Ending                 Shares      Exercise Price          Life
  -----------                 ------      --------------  ---------------------

       Already vested         254,916      $   8.23                7.0
       2003                   147,003         11.90                8.0
       2004                   147,003         13.25                8.0
       2005                    15,378         15.58                9.0
       2006                    14,472         16.06                9.0
                              -------
       Total                  578,772         12.45                8.6
                              =======

(13)     Branch Acquisition

       On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). Four of these Huntington offices are located in
       Lakeland, Florida, and one each in Avon Park, Sebring and Wildwood, Florida. The Company received approximately $120.9 million in cash, $162.1 million in deposits, $26.1 million in loans and $2.4 million in premises and equipment related to these seven offices. The transaction resulted in a deposit premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million. This intangible asset is being amortized using a 150% declining balance method over twelve years and the Company recognized $1.1 million of amortization expense for the year ended September 30, 2002.

(14)      Fair Values of Financial Instruments

       Fair value estimates, methods and assumptions are set forth below.

       Cash  and  Cash  Equivalents.  The  carrying  amounts  of cash  and  cash
       equivalents    (demand   deposits   maintained   at   various   financial
       institutions) represent fair value.

       Securities. The Company's securities represent investments in U.S. government agency obligations, CMOs, MBS, corporate bonds, municipal bonds and common stock. The fair value of these securities was estimated based on quoted market prices or bid quotations received from securities dealers.

       FHLB Stock. The FHLB stock is not publicly traded and the carrying amounts were used to estimate the fair value.

       Loans. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for residential, commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using the Office of Thrift Supervision ("OTS") pricing model. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

       Deposits. The fair values disclosed for noninterest bearing demand deposits are, by definition, equal to the amount payable on demand at September 30, 2002 and 2001 (that is their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and interest-bearing demand deposits approximate their fair value at the reporting date. Fair values for fixed-rate time deposits are estimated using the OTS pricing model.

       Federal Home Loan Bank Advances. Fair value for Federal Home Loan Bank advances are estimated using the OTS pricing model.

       Other Borrowings. Fair values of other borrowings are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements.

       The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                     At September 30,
                                                   ---------------------------------------------------
                                                            2002                        2001
                                                   -----------------------      ----------------------
                                                                 Estimated                  Estimated
                                                    Carrying       Fair         Carrying      Fair
                                                     Amount        Value         Amount       Value
                                                     ------        -----         ------       -----
           Financial assets:
               Cash and cash equivalents           $  30,628       30,628         21,676      21,676
               Securities available for sale         272,624      272,624        129,534     129,534
               Federal Home Loan Bank stock            6,966        6,966          7,670       7,670
               Loans                                 499,364      524,850        474,155     485,300
                                                   =========    =========       ========   =========

           Financial liabilities:
               Deposits:
                  Without stated maturities          229,254      229,254        116,326     116,326
                  With stated maturities             358,177      368,125        283,211     289,854
               Federal Home Loan Bank advances       129,500      142,851        149,500     157,076
               Other borrowings                       34,834       35,772         11,048      11,048
                                                   =========    =========       ========   =========


       Commitments. The Company makes commitments in the normal course of business to originate loans and to fund undisbursed construction and line of credit loans. All such commitments are for relatively short periods of time, so the market value of the loans on the commitment date and origination or delivery date is seldom materially different. The Company also has recourse obligations on loans sold in the secondary market. These recourse obligations require the Company to repurchase loans if the borrower defaults within a certain time period after the loan is sold, usually three to twelve months. The Company has not had to repurchase any loan sold in the secondary market in relation to these recourse obligations. The Company's commitments at September 30, 2002 are as follows (in thousands):

                                                                                              Estimated
                                                                     Notional     Carrying      Fair
                                                                       Amount       Amount      Value
                                                                       ------       ------      -----

               Loan commitments and letters of credit                $  6,143            -           -
                                                                     ========        =====       =====
               Undisbursed construction and line of credit loans     $ 45,240            -           -
                                                                     ========        =====       =====
               Loans sold with recourse obligations                  $ 17,936            -           -
                                                                     ========        =====       =====


(15)   Legal Contingencies

       Various legal claims also arise from time to time in the normal course of business which, in the opinion of management of the Company, will not have a material effect on the Company's consolidated financial statements.



(16)   Subsequent Event

       On October 2, 2002, the Company entered into a definitive agreement with BB&T Corporation ("BB&T") whereby BB&T would acquire 100% of the outstanding common stock of the Company. However, pursuant to discussions with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to acquire control of the Company pursuant to regulatory guidelines. This application was filed on November 4, 2002. The Company has expended approximately $610,000 in costs related to the acquisition, including approximately $120,000 during the year ended September 30, 2002.

(17)   Parent Company Only Financial Statements

     The unconsolidated condensed financial statements of FloridaFirst Bancorp, Inc. are as follows (in thousands):

                            Condensed Balance Sheets
                            ------------------------
                                                                                  At September 30,
                                                                            --------------------------------
                                                                                2002                 2001
                                                                                ----                 ----
         Assets

         Cash and cash equivalents                                          $    141                   86
         Loans to subsidiary                                                  17,621               20,547
         Securities available for sale                                         2,507                2,402
         Investment in subsidiary                                             78,739               70,769
         Other assets                                                             59                   52
                                                                            --------               ------
             Total assets                                                   $ 99,067               93,856
                                                                            ========               ======

         Liabilities and Stockholders' Equity

         Other liabilities                                                        89                   42
         Stockholders' equity                                                 98,978               93,814
                                                                            --------               ------
             Total liabilities and stockholders' equity                     $ 99,067               93,856
                                                                            ========               ======


                        Condensed Statements of Earnings
                        --------------------------------
                                                                                Year Ended September 30,
                                                                           ---------------------------------
                                                                               2002        2001       2000
                                                                               ----        ----       ----
         Interest income:
         Securities available for sale                                     $    213         209        135
         Loans to subsidiary                                                    852         976        500
                                                                            -------      ------     ------
             Total income                                                     1,065       1,185        635
                                                                            -------      ------     ------

         Operating expenses                                                    (227)       (212)      (102)
                                                                            -------      ------     ------
         Income before income taxes and equity in undistributed
             earnings of subsidiary                                             838         973        533
         Income taxes                                                          (317)       (340)      (191)
                                                                            -------      ------     ------

         Income before equity in undistributed earnings of subsidiary           521         633        342
         Equity in undistributed earnings of subsidiary                       5,083       4,236      3,500
                                                                            -------      ------     ------
         Net income                                                         $ 5,604       4,869      3,842
                                                                            =======      ======     ======

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                                                                          Year  Ended September 30,
                                                                                       --------------------------------
                                                                                           2002       2001       2000
                                                                                           ----       ----       ----
         Cash flows from operating activities:
             Net income                                                                 $ 5,604      4,869      3,842
             Adjustments to reconcile net income to net cash provided by operating activities:
                  Equity in undistributed earnings of subsidiary                         (5,083)    (4,236)    (3,500)
                  Net decrease (increase) in other                                            2        (12)      (126)
                                                                                       --------   --------    -------
                  Net cash provided by operating activities                                 523        621        216
                                                                                       --------   --------    -------
         Cash flows from investing activities:
             Capital contribution to subsidiary                                           -        (16,000)      -
             Purchase securities available for sale                                       -         -          (2,263)
             Repayment (issuance) of loans to subsidiary                                  2,926    (13,761)     6,133
                                                                                       --------   --------    -------
                  Net cash provided by (used in) investing activities                     2,926    (29,761)     3,870
                                                                                       --------   --------    -------
         Cash flows from financing activities:
             Payments to acquire treasury stock                                          (2,199)      (481)    (3,606)
             Dividends paid                                                              (1,249)      (921)      (480)
             Net proceeds from stock issuances                                               54     30,578       -
                                                                                       --------   --------    -------
                  Net cash (used in) provided by financing activities                    (3,394)    29,176     (4,086)
                                                                                       --------   --------    -------
         Net increase in cash                                                                55         36       -

         Cash at beginning of year                                                           86         50         50
                                                                                       --------   --------    -------
         Cash at end of year                                                           $    141         86         50
                                                                                       ========   ========    =======

(18)   Quarterly Financial Data (Unaudited)

       Unaudited quarterly financial data is as follows ($ in thousands, except per share data):

                                    Year Ended September 30, 2002                 Year Ended September 30, 2001
                               ----------------------------------------       ----------------------------------------
                                First     Second      Third     Fourth         First    Second       Third     Fourth
                               Quarter    Quarter    Quarter    Quarter       Quarter   Quarter     Quarter    Quarter
                               -------    -------    -------    -------       -------   -------     -------    -------

       Interest income        $ 11,266     11,825     12,948     12,871        10,947    11,025      11,385     11,489
       Interest expense          6,171      6,130      6,390      6,257         6,761     6,334       6,431      6,369
                             ---------    -------    -------    -------       -------   -------     -------    -------
       Net interest income       5,095      5,695      6,558      6,614         4,186     4,691       4,954      5,120
       Provision for loan
          losses                   150        170        180        180           180       135         150        150
                             ---------    -------    -------    -------       -------   -------     -------    -------
       Net interest income
          after provision
          for loan losses        4,945      5,525      6,378      6,434         4,006     4,556       4,804      4,970
                             ---------    -------    -------    -------       -------   -------     -------    -------

       Noninterest income          834      1,051      1,588      1,723           573       677         729        508
       Noninterest expense       3,872      4,881      5,713      6,051         3,124     3,535       3,459      3,658
                             ---------    -------    -------    -------       -------   -------     -------    -------

       Income before income
          taxes                  1,907      1,695      2,253      2,106         1,455     1,698       2,074      1,820
       Income taxes                573        487        681        616           483       520         640        535
                             ---------    -------    -------    -------       -------   -------     -------    -------

       Net income            $   1,334      1,208      1,572      1,490           972     1,178       1,434      1,285
                             =========    =======    =======    =======       =======   =======     =======    =======
       Basic earnings per
          share              $     .26        .24        .31        .29          0.18      0.22        0.27       0.25
                             =========    =======    =======    =======       =======   =======     =======    =======
       Diluted earnings
          per share          $     .25        .22        .30        .28          0.18      0.21        0.26       0.25
                             =========    =======    =======    =======       =======   =======     =======    =======

Item   9.  Changes in and  Disagreements  With  Accountants  on  Accounting  and
---------  ---------------------------------------------------------------------
           Financial Disclosure
           --------------------

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers
--------  --------------------------------

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the 1934 Act, requires the Company's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company's knowledge, all of the filings by the Company's directors and executive officers were made on a timely basis during the 2002 fiscal year. The Company is not aware of other beneficial owners of more than ten percent of its common stock.

Biographical Information

The business experience of each director and executive officer of the Company is set forth below. All persons have held their present positions for five years unless otherwise stated.

Llewellyn N. Belcourt, 70, is a stockholder of Carter, Belcourt & Atkinson, P.A., a certified public accounting firm located in Lakeland, Florida. He is Treasurer and a Board member of the Community Foundation of Greater Lakeland and a Board member of the Lakeland Regional Medical Center Foundation.

J. Larry Durrence, 63, is President of Polk Community College, a state institution with campuses in Lakeland and Winter Haven, Florida. He was an executive manager in the Florida Department of Revenue from late 1992 to early 1998, and prior to that was in higher education. He was also a City Commissioner and Mayor of Lakeland, 1981-1989. He currently serves on the boards of United Way of Central Florida, Lakeland Chamber of Commerce, Polk Economic Education Council, Polk Workforce Development Board, Volunteers in Service to the Elderly (Advisory), and the Board of Governors of Polk Museum of Art. He serves on the Commission on Economic and Workforce Development for the American Association of Community Colleges and is a graduate of the AACC President's Academy.

Stephen A. Moore, Jr., 60, is President, Chief Executive Officer and a Director of Moore Business Service, Inc., an accounting firm and major franchisee for H&R Block in central Florida with corporate offices in Lakeland, Florida. He has been with Moore Business Service, Inc. since 1974. Mr. Moore is a member and Past President of the Lakeland Rotary Club. He has been active as a board member of the Polk Community College Foundation, as an officer and board member of the Central Florida Speech and Hearing Center, as a board member and Past President of Goodwill Industries, Heart of Florida, Inc., as a board member of the Lakeland Area Chamber of Commerce and as a member of the Lakeland Regional Medical Center Community Counselor program.

Nis H. Nissen, III, 61, is President and Chief Executive Officer of Nissen Advertising, Inc., an advertising and public relations firm located in Lakeland, Florida that he has been affiliated with since 1971. He also is a member of the Rotary Club, a Director of the Central Florida Speech & Hearing Center, a Director of Crimestoppers of Polk County, Vice Chairman of the Public Information Committee, Community Foundation of Lakeland, a member of the Fine Arts Council of the Florida Southern Foundation of Lakeland, and a member of the Board of Governors of Florida Southern College.

Arthur J. Rowbotham, 54, is an attorney and is President of Hall Communications, Inc., a company that operates four radio stations in Lakeland, Florida, which he has been with since 1977 as a director and since 1983 as General Manager. He currently serves as a director for Cross Country Communications, LLC, Imperial Symphony Orchestra Advisory Board, City of Lakeland Civil Service Board, City of Lakeland Pension Board, and Florida Association of Broadcasters. He is a member of the Broadcasters' Foundation and the Lakeland Regional Medical Center Community Counselor.

Gregory C. Wilkes, 54, has been FloridaFirst Bank's President, Director and Chief Executive Officer since 1995. From 1990 to 1995, Mr. Wilkes was employed by Home Federal Savings Bank in Rome, Georgia, where he served as President, Director and Chief Executive Officer. He is the Past Chairman of the Lakeland Chamber of

Commerce and also serves as a board member for the Lakeland Chamber of Commerce, Lakeland Rotary Club, Polk Theater, the YMCA, the Salvation Army, the Florida Southern College President's Council, and the Lakeland Regional Hospital Foundation. In addition, Mr. Wilkes is the elected director for the State of Florida for the Federal Home Loan Bank of Atlanta and is a member of the board of the Florida Bankers Association and board and faculty member of the Florida School of Banking.

G. F. Zimmermann, III, 58, is President and majority stockholder of Zimmermann Associates, Inc., a building design firm located in Lakeland, Florida, which he has been with since 1974. He has been active with the Salvation Army, the Kiwanis Club of Lakeland, the Lakeland Kiwanis Foundation and the Chamber of Commerce. He also has served as a member of the Habitat for Humanity Board of Directors, the City of Lakeland Civil Service Board, the Pension Board, the Arbitration Board and the Lakeland Regional Medical Center Community Board.

Named Executive Officers Who Are Not Directors

Don A. Burdett, 57, has been Senior Vice President of Retail Banking of FloridaFirst Bank since November 1998. Prior to joining FloridaFirst Bank, Mr. Burdett served as a market executive and held various sales management positions at Barnett Bank from 1979 to 1998.

Kerry P. Charlet, 49, has been Chief Financial and Operations Officer of FloridaFirst Bank since March 1998. Prior to joining FloridaFirst Bank, Mr. Charlet served in various positions from 1986 to 1994 at Florida Bank, FSB, including Executive Vice President and Chief Financial Officer. He was also employed by AmSouth Bank of Florida from 1995 to 1998, where he served as Senior Vice President and Chief Financial Officer. Mr. Charlet has also served as an officer and committee chairman for the Gator Bowl Association, Chairman of Payment Systems Network, and president and board member of various youth basketball organizations.

William H. Cloyd, 45, has been Chief Lending Officer of FloridaFirst Bank since January 1998. Previously, Mr. Cloyd was Senior Vice President of Sun Trust Bank Mid-Florida, N.A. He has also been active with the United Way, the North Lakeland Rotary Club, the Lakeland Chamber of Commerce, and has served as Chairman of the Lakeland Downtown Development Authority.

Certain Other Executive Officer Who Is Not A Director

Marion L. Moore, 63, has been Senior Vice President of Deposit Operations of FloridaFirst Bank since 1984. He has also been active with the Rotary Club, the Boy Scouts of America, the Lakeland Chamber of Commerce and the Winter Haven Chamber of Commerce.

Item 11.  Executive Compensation
--------  ----------------------

Director Compensation. During the fiscal year ended September 30, 2002, each director was paid a fee of $1,000 for each board annual meeting attended. The chairman of the board receives an additional $1,500 monthly fee. Each non-management director was paid $200 for each committee annual meeting attended. The total fees paid to the directors for the fiscal year ended September 30, 2002 were approximately $156,000.

In addition, the Bank maintains a Directors Consultant and Retirement Plan. If a director agrees to become a consulting director to our Board after retirement and completion of at least 10 years of service, he will receive a monthly payment equal to the Board fee in effect at the date of retirement, currently $1,000 per month, for a period of 120 months. Benefits under such plan will begin after a director's retirement. If there is a change in control, all directors will be presumed to have completed not less than 10 years of service, and each director will receive a lump sum payment equal to the present value of future benefits payable. During the fiscal year ended September 30, 2002, $24,000 was paid to former directors under the Plan.

1999 Option Plan and Restricted Stock Plan. Under the 1999 Option Plan, each non-employee director, except Messrs. Durrence and Rowbotham, was previously granted 11,146 options to purchase shares of common stock at $8.24 per share. Under the 1999 Restricted Stock Plan ("RSP"), each non-employee director, except Messrs. Durrence and Rowbotham, was previously awarded 4,783 shares of common stock. Option shares and restricted stock plan shares are exercisable at the rate of 20% per year commencing on October 19, 2000. Under the 1999 Option Plan and RSP, Mr. Wilkes received 65,832 options and 27,905 RSP shares, respectively. In accordance with the RSP, dividends are paid on shares awarded or held in the plan

2002 Option Plan and RSP. The 2002 Option Plan was ratified by shareholders on January 29, 2002. Under the 2002 Option Plan, each non-employee director was previously granted 15,750 options to purchase shares of common stock at $16.03 per share. Under the 2002 Restricted Stock Plan, which was also ratified by shareholders on January 29, 2002, each non-employee director was previously awarded 6,250 shares of common stock. These option shares and restricted stock plan shares are exercisable at the rate of 33 1/3% per year commencing on September 30, 2002. Under the 2002 Option Plan and Restricted Stock Plan, Mr. Wilkes received 60,000 options and 25,000 shares of restricted stock, respectively. In accordance with the 2002 Restricted Stock Plan, dividends are paid on shares awarded or held in the plan.

Executive Compensation. The following table sets forth the cash and non-cash compensation awarded to or earned, for services rendered by the named executive officers of the Company for each of the three years ended September 30, 2002. No other executive officer of the Company or the Bank had a combined salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
                                            Annual Compensation                             Awards
                                      -------------------------------           -------------------------------
                                                                                    Restricted       Securities
Name and                     Fiscal                          Other Annual            Stock          Underlying         All Other
Principal Position            Year    Salary($)   Bonus($)  Compensation($)     Awards(s)($)(1)      Options#(3)     Compensation($)
------------------            ----    ---------   --------  ---------------     ---------------      -----------     ---------------
Gregory C. Wilkes,            2002   $262,000     $60,000       $3,000            $400,625 (1)          60,000          91,864(4)
President and                 2001    229,277           -       13,000                                       -          78,622
Chief Executive Officer       2000    201,440           -       13,000             229,823 (2)          65,832          79,608

Don A. Burdett                2002    116,250      18,914                          192,300 (1)          25,000          22,788(5)
Senior Vice President         2001    106,750       7,500            -                                       -          12,780
                              2000     98,750      10,000            -              85,000 (2)          18,061           2,963

Kerry P. Charlet,             2002    156,250      26,914                          288,450 (1)          30,000          70,285(6)
Senior Vice President and     2001    139,076      10,000            -                                       -          49,129
Chief Financial Officer       2000    127,370      10,000            -             153,000 (2)          33,543          50,628


William H. Cloyd,             2002    141,000      12,000                          240,375 (1)          25,000          71,065(7)
Senior Vice President and     2001    129,508       7,500            -                                       -          47,816
Chief Lending Officer         2000    113,500       5,000            -             127,500 (2)          25,802          47,221

-----------------
(1) For Messrs. Wilkes, Burdett, Charlet and Cloyd represents awards of 25,000, 12,000, 18,000 and 15,000 shares of Common Stock, respectively, under the 2002 Restricted Stock Plan as of December 21, 2001 on which date the market price of such stock was $16.03 per share. Such stock awards become non-forfeitable at the rate of 33 1/3%shares per year commencing on September 30, 2002. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. Based upon a market price of $17.64 per share as of September 30, 2002, such unvested shares for Messrs. Wilkes, Burdett, Charlet and Cloyd had a market value of $294,000, $141,000, $212,000 and $176,000, respectively.
(2) For Messrs. Wilkes, Burdett, Charlet and Cloyd represents awards of 27,905, 10,320, 18,577 and 15,481 shares of common stock, respectively, under the 1999 Restricted Stock Plan as of October 19, 1999 on which date the market price of such stock was $8.24 per share. Such stock awards become non-forfeitable at the rate of 20% per year commencing on October 19, 2000. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. Based upon a market price of $17.64 per share as of September 30, 2002, such unvested shares for Messrs. Wilkes, Burdett, Charlet and Cloyd had a market value of $295000, $109,000, $197,000 and $164,000, respectively.
(3) Such awards under the 1999 Option Plan are first exercisable at the rate of 20% per year commencing on October 19, 2000, and such awards under the 2002 Option Plan are first exercisable at the rate of 33 1/3% per year commencing on September 30, 2002. See "Stock Awards" below.
(4) Includes $64,000 related to an accrual under the supplemental executive retirement plan; 1,573 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2002 of $27,748); and $7,006 in the Company's matching funds in the 401(k) retirement plan.
(5) Includes 1,386 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2002 of $24,449); and $4,410 in the Company's matching funds in the 401(k) retirement plan.
(6) Includes $45,000 related to an accrual under the supplemental executive retirement plan; 1,573 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2002 of $27,748); and $4,427 in the Company's matching funds in the 401(k) retirement plan.
(7) Includes $46,000 related to an accrual under the supplemental executive retirement plan; approximately 1,573 shares of common stock scheduled to be allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2002 of $27,748); and $4,207 in the Company's matching funds in the 401(k) retirement plan.

Stock Awards. The following tables sets forth information with respect to options granted to the named executive officers and held by them as of September 30, 2002. The Company has not granted to the named executive officers any stock appreciation rights.

                                                  OPTION GRANTS TABLE
                                           Option Grants in Last Fiscal Year
                                           ---------------------------------
                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                    Price Appreciation for
                                       Individual Grants                                                  Option Term
                                       -----------------                                          --------------------------
                            Number of        % of Total
                            Securities         Option
                            Underlying       Granted to      Exercise or
                              Option        Employees in      Base Price      Expiration
          Name              Granted (#)      Fiscal Year       ($/Sh)(1)         Date                 5% ($)        10% ($)
          ----              -----------      -----------       ---------     -----------------       --------     ----------
Gregory C. Wilkes               60,000          27.6%           $16.03       December 20, 2010       $605,000     $1,532,000
Don A. Burdett                  25,000          11.5%           $16.03       December 20, 2010        252,000        638,500
Kerry P. Charlet                30,000          13.8%           $16.03       December 20, 2010        302,000        766,000
William H. Cloyd                25,000          11.5%           $16.03       December 20, 2010        252,000        638,500


--------------
(1) The amounts represent certain assumed rates of appreciation only over a ten-year period. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amount reflected in the table will be achieved. The values in the table are based upon the exercise price of $16.03.

                                            OPTION EXERCISES AND YEAR END VALUE TABLE
                            Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
                            ------------------------------------------------------------------------

                                                                   Number of Securities               Value of Unexercised
                                                                  Underlying Unexercised                  In-The-Money
                                                                    Options at FY-End(#)              Options at FY-End($)
                                                                    --------------------              --------------------
                          Shares Acquired         Value
Name                       on Exercise(#)      Realized($)       Exercisable/Unexercisable         Exercisable/Unexercisable
----                       --------------      -----------       -------------------------         -------------------------
Gregory C. Wilkes
1999 Option Plan                 __                __                26,332 / 39,500                 $247,600 / $371,500(1)
2002 Option Plan                 __                __                20,000 / 40,000                    32,300 / 64,600(2)

Don A. Burdett
1999 Option Plan                 __                __                 7,224 / 10,837                  67,900 / 101,900(1)
2002 Option Plan                 __                __                 8,333 / 16,667                   13,500 / 26,900(2)

Kerry P. Charlet
1999 Option Plan                 __                __                13,418 / 20,125                  126,200 / 189,300(1)
2002 Option Plan                 __                __                10,000 / 20,000                   16,100 / 32,300(2)

William H. Cloyd
1999 Option Plan                 __                __                10,320 / 15,482                  97,100 / 145,600(1)
2002 Option Plan                 __                __                 8,333 / 16,667                   13,500 / 26,900(2)


(1) Based on the exercise price of $8.24 and the closing price on September 30, 2002 of $17.64.
(2) Based on the exercise price of $16.03 and the closing price on September 30, 2002 of $17.64.


Other Benefits

Employment Agreements. The Bank has entered into separate employment agreements with Messrs. Wilkes, Burdett, Charlet and Cloyd. Messrs. Wilkes' and Charlet's employment agreements have a term of three years, while Messrs. Burdett's and Cloyd's agreement have a term of two years. The agreements may be terminated by the Bank for "just cause" as defined in the agreement. If the Bank terminates any of these individuals without just cause, they will be entitled to a continuation of their salary from the date of termination through the remaining term of the agreement, but in no event for a period of less than one year. The employment agreements contain a provision stating that after Messrs. Wilkes', Burdett's, Charlet's or Cloyd's employment is terminated in connection with any change in control, the individual will be paid a lump sum amount equal to 2.99 times his five-year average annual taxable cash compensation. In the event of a change in control as of September 30, 2002, Messrs. Wilkes, Burdett, Charlet and Cloyd would have received approximately $750,000, $360,000, $525,000 and $450,000, respectively.

Supplemental Executive Retirement Plan. The Bank has implemented a supplemental executive retirement plan for the benefit of Messrs. Wilkes, Charlet and Cloyd. The supplemental executive retirement plan will provide benefits at age 65 that would be comparable to approximately 83% of the benefits that would have accrued under the terminated pension plan after retirement at age 65. If a participant terminates employment prior to age 65, then the target retirement benefits will be reduced. The accumulated deferred compensation account for each participant will be payable to such participant at anytime following termination of employment after attainment of age 55, the death or disability of the participant, or termination of employment following a change in control of the Bank whereby the Bank or its parent company is not the resulting entity. As of the fiscal year ended September 30, 2002, Messrs. Wilkes, Charlet and Cloyd had aggregate benefit accruals under the supplemental executive retirement plan of approximately $248,000, $154,000, and $156,000, respectively, and such benefits for the individuals were not vested.

Item 12.   Security  Ownership of Certain  Beneficial  Owners and Management and
--------   ---------------------------------------------------------------------
           Related Stockholder Matters
           ---------------------------

Securities Authorized for Issuance Under Equity Compensation Plans

Set  forth  below is  information  as of  September  30,  2002 with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                          EQUITY COMPENSATION PLAN INFORMATION

                                                     (a)                    (b)                        (c)
                                                                                               Number of securities
                                            Number of securities      Weighted-average       remaining available for
                                              to be issued upon      exercise price of     future issuance under equity
                                                 exercise of            outstanding       compensation plans (excluding
                                            outstanding options,     options, warrants       securities reflected in
                                            warrants and rights         and rights                 column (a))
                                            -------------------         ----------                 -----------

Equity compensation plans approved by shareholders:
    1999 Stock Option Plan                         270,221                 $ 8.23                     3,200
    2002 Stock Option Plan                         311,750                 $16.06                     3,045
    1999 Restricted Stock Plan (1)                  63,995                     __                        __
    2002 Restricted Stock Plan (1)                  84,400                     __                        __
Equity compensation plans not
    approved by shareholders:                           __                     __                        __
                                                   -------                                            -----
     TOTAL                                         730,366                 $12.45                     6,245
                                                   =======                 ======                     =====

-------------------
(1) Represents the shares that have previously been awarded under these plans but have not vested as of September 30, 2002. The restricted stock trust has purchased and currently owns sufficient shares to satisfy the shares that will be required for future vesting periods.

Security  Ownership  of Certain  Beneficial  Owners and  Management  and Related
--------------------------------------------------------------------------------
Stockholder Matters
-------------------

                                                                                                     Percent of Shares of
                                                                     Amount and Nature of                Common Stock
Name and Address of Beneficial Owner                                  Beneficial Ownership (4)         Outstanding (%)
------------------------------------                                  ------------------------         ---------------
FloridaFirst Bank Employee Stock Ownership Plan ("ESOP")                        467,799(1)                  8.29%
205 East Orange Street
Lakeland, Florida

Wellington Management Company, LLP                                              313,300(2)                  5.55%
75 State Street
Boston, MA 02109

Thomson Horstmann & Bryant, Inc.                                                295,607(3)                  5.24%
Park 80 West, Plaza Two
Saddle Brook, NJ 07663

Llewellyn N. Belcourt (5) (6)                                                    19,011                       *

Don A. Burdett                                                                   30,650                       *

Kerry P. Charlet                                                                 74,433                     1.32%

William H. Cloyd                                                                 42,117                       *

J. Larry Durrence (5) (6)                                                         7,939                       *

Stephen A. Moore, Jr. (5) (6)                                                    64,705                     1.15%

Nis H. Nissen, III (5) (6)                                                       53,737                       *

Arthur J. Rowbotham (5) (6)                                                       7,533                       *

Gregory C. Wilkes                                                               125,228                     2.22%

G. F. Zimmermann, III (5) (6)                                                    28,320                       *

All directors and named executive officers                                      473,131                     8.39%
Of the Company as a group (11 persons)

----------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually as the ESOP debt is repaid. The board of directors of FloridaFirst Bank has appointed a committee consisting of non-employee directors Llewellyn N. Belcourt, J. Larry Durrence, Stephen A. Moore, Jr., Nis H. Nissen, III, Arthur J. Rowbotham and G.F. Zimmermann, III to serve as the ESOP administrative committee ("ESOP Committee") and to serve as the ESOP trustees ("ESOP Trustee"). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received will be voted by the ESOP Trustee as directed by the ESOP Committee. As of September 30, 2002, 99,945 shares have been allocated under the ESOP to participant accounts.
(2) Pursuant to an amended Schedule 13G dated December 31, 2000 by Wellington Management Company, LLP ("WMC"). WMC has shared voting power with respect to 58,000 shares and shared dispositive power with respect to 300,000 shares.
(3) Pursuant to a Schedule 13G dated February 5, 2001 by Thomson Horstmann & Bryant, Inc. ("TH&B"). TH&B has sole voting power with respect to 98,407 shares and sole dispositive power with respect to 295,067 shares.

(4) The share amounts include shares of common stock that the following persons may acquire through the exercise of stock options under the 1999 and 2002 Option Plan within 60 days of the record date: Llewellyn N. Belcourt - 11,938, Don A. Burdett - 19,170, Kerry P. Charlet - 30,126, William H. Cloyd - 23,815, J. Larry Durrence 5,250, Stephen A. Moore, Jr.
       - 11,938, Nis H. Nissen, III - 11,938, Arthur J. Rowbotham - 5,250, Gregory C. Wilkes - 59,499, and G. F. Zimmermann, III - 9,709.
(5) Excludes 467,799 shares under the ESOP for which such individuals exercise shared voting and investment power with respect to such shares as an ESOP trustee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.
(6) Excludes 63,995 1999 RSP shares and 85,400 2002 RSP shares which were previously awarded but subject to forfeiture for which such individuals exercise shared voting and investment power with respect to such shares as a member of the 1999 RSP and 2002 RSP committee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.
*      Less than 1% of the common stock outstanding.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collection, or present other unfavorable features.

PART IV

Item 14.  Controls and Procedures
--------  -----------------------


         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------


(a) (1)           Financial Statements:
                  See Item 8.
(a) (2)           Financial Statement Schedules:
                  All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a) (3)           Exhibits:

           3(i)   Articles of Incorporation of FloridaFirst Bancorp, Inc.*
           3(ii)  Bylaws of FloridaFirst Bancorp, Inc.*
           4      Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
          10.1     Form of Employment Agreements entered into with the named
                     Executive Officers of FloridaFirst Bank*
          10.2     1999 Stock Option Plan **
          10.3     1999 Restricted Stock Plan **
          10.4     Supplemental Executive Retirement Plan for the benefit of
                     Certain Senior Officers*
          10.5     2002 Stock Option Plan***
          10.6     2002 Restricted Stock Plan***
          21       Subsidiaries of Registrant (See Item 1 - Description of the
                     Business)
          23       Consent of Accountants
          99       Certification  pursuant to 18 U.S.C.  Section 1150, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by FloridaFirst Bancorp on December 29, 1999 (File No. 0-25693).

*** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 21, 2001.

(b)      Reports on Form 8-K:

       (i) A report on Form 8-K was filed on October 3, 2002 under items 5 and 7 announcing that the Registrant entered into a definitive Agreement and Plan of Reorganization with BB&T Corporation.
       (ii) An amended Form 8-K was filed on October 10, 2002 under Item 5 announcing a revision to the Agreement and Plan of Reorganization filed with the 8-K on October 3, 2002.
       (iii) A Form 8-K was filed on November 1, 2002 under Items 5 and 7 announcing the termination of the Agreement and Plan of Reorganization with BB&T Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FLORIDAFIRST BANCORP, INC.


 Date: December 24, 2002            By: /s/Gregory C. Wilkes
                                        -------------------------------------
                                        Gregory C. Wilkes
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 24, 2002, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Gregory C. Wilkes                             /s/Kerry P. Charlet
-----------------------------------------        --------------------------------------------
Gregory C. Wilkes                                Kerry P. Charlet
President and Chief Executive Officer            Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

/s/Nis H. Nissen, III                            /s/Stephen A. Moore, Jr.
-----------------------------------------        --------------------------------------------
Nis H. Nissen, III                               Stephen A. Moore, Jr.
Chairman of the Board                            Director


/s/Llewellyn N. Belcourt                         /s/Arthur J. Rowbotham
-----------------------------------------        --------------------------------------------
Llewellyn N. Belcourt                            Arthur J. Rowbotham
Director                                         Director


/s/J. Larry Durrence                             /s/G. F. Zimmermann, III
-----------------------------------------        --------------------------------------------
J. Larry Durrence                                G. F. Zimmermann, III
Director                                         Director


                            SECTION 302 CERTIFICATION

I, Gregory C. Wilkes of FloridaFirst Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10K of FloridaFirst Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c)    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 24, 2002                   /s/ Gregory C. Wilkes
       -----------------------             -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Kerry P. Charlet of FloridaFirst Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10K of FloridaFirst Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c)    presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 24, 2002                            /s/ Kerry P. Charlet
      -------------------                          -----------------------------
                                                   Kerry P. Charlet
                                                   Chief Financial Officer