Form 10-Q
period 2002-12-31
FLORIDAFIRST BANCORP INC
filed 2003-02-12
CIK 1123276

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-32139
                       --------


                           FLORIDAFIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                                 59-3662010
--------------------------------                            -----------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
                 -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
 -----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ----      ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.10 per share                 5,379,157 shares
--------------------------------------          --------------------------------
             (Class)                            Outstanding at January 31, 2003


--------------------------------------------------------------------------------


                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----

     Condensed Consolidated Balance Sheets -
       At December 31, 2002 (unaudited) and At September 30, 2002...............................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended December 31, 2002 and 2001 (unaudited)................................................3

     Condensed Consolidated Statement of Stockholders' Equity
       Three Months Ended December 31, 2002 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended December 31, 2002 and 2001 (unaudited)..............................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-11

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................................12-19

   Item 3. Quantitative and Qualitative Disclosure about Market Risk...........................................20

   Item 4.  Controls and Procedures............................................................................20


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................21

   Item 2.  Changes in Securities and Use of Proceeds..........................................................21

   Item 3.  Defaults Upon Senior Securities....................................................................21

   Item 4.  Submission of Matters to a Vote of Security Holders................................................21

   Item 5.  Other Information..................................................................................21

   Item 6.  Exhibits and Reports on Form 8-K...................................................................22

SIGNATURES.....................................................................................................23

CERTIFICATIONS..............................................................................................24-25


                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                                      At
                                                                         ---------------------------
                                                                         December 31,    September 30,
    Assets                                                                  2002             2002
                                                                            ----             ----
                                                                         (unaudited)

Cash and due from banks................................................. $  16,551            14,119
Interest-earning deposits...............................................    21,081            16,509
                                                                         ---------           -------

         Total cash and cash equivalents................................    37,632            30,628

Securities available for sale...........................................   259,396           272,624
Loans, net of allowance for loan losses of $4,475 and $4,519............   494,512           499,364
Premises and equipment, net.............................................    14,942            14,721
Federal Home Loan Bank stock, at cost...................................     6,725             6,966
Cash surrender value of bank-owned life insurance.......................    16,378            16,128
Core deposit intangible, net............................................    11,171            11,576
Other assets............................................................     7,247             7,439
                                                                         ---------           -------

              Total assets.............................................. $ 848,003           859,446
                                                                         =========           =======

   Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits........................................    30,783            31,265
    Interest-bearing deposits...........................................   549,160           556,166
                                                                         ---------           -------

              Total deposits............................................   579,943           587,431

    Federal Home Loan Bank advances.....................................   129,500           129,500
    Other borrowings....................................................    32,202            34,834
    Other liabilities...................................................     5,266             8,703
                                                                         ---------           -------

              Total liabilities.........................................   746,911           760,468
                                                                         ---------           -------

Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding.....................................         -                 -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,528,957 and 5,528,452 issued.................................       553               553
    Additional paid-in capital..........................................    52,311            52,044
    Retained earnings...................................................    51,982            50,809
    Treasury stock, at cost, 150,000 shares.............................    (2,680)           (2,680)
    Unallocated shares held by the employee stock ownership plan........    (4,328)           (4,869)
    Unallocated shares held by the restricted stock plan................    (2,203)           (2,082)
    Accumulated other comprehensive income..............................     5,457             5,203
                                                                         ---------           -------

              Total stockholders' equity................................   101,092            98,978
                                                                         ---------           -------

              Total liabilities and stockholders' equity................ $ 848,003           859,446
                                                                         =========           =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Earnings (Unaudited)
                    (In thousands, except per share amounts)

                                                                  Three Months Ended
                                                                     December 31,
                                                                 ---------------------
                                                                  2002           2001
                                                                 -------        ------
Interest and dividend income:
    Loans .....................................................  $ 9,066         9,039
    Securities and other.......................................    3,439         2,227
                                                                 -------        ------

         Total interest and dividend income....................   12,505        11,266
                                                                 -------        ------
Interest expense:
    Deposits...................................................    4,124         4,203
    Federal Home Loan Bank advances and other borrowings.......    1,834         1,968
                                                                 -------        ------

         Total interest expense................................    5,958         6,171
                                                                 -------        ------

Net interest income............................................    6,547         5,095

Provision for loan losses......................................      180           150
                                                                 -------        ------

Net interest income after provision for loan losses............    6,367         4,945
                                                                 -------        ------
Noninterest income:
    Fees and service charges...................................      663           414
    Net gain on sale of loans held for sale....................      236            92
    Net gain on sale of securities available for sale..........      194             4
    Earnings on bank-owned life insurance......................      250           175
    Other......................................................      219           149
                                                                 -------        ------

         Total noninterest income..............................    1,562           834
                                                                 -------        ------
Noninterest expense:
    Salaries and employee benefits.............................    2,986         2,246
    Occupancy expense..........................................      852           611
    Marketing and advertising..................................      132           111
    Data processing............................................      165           122
    Amortization of core deposit intangible....................      405             -
    Postage and office supplies................................      182           105
    Other......................................................    1,052           677
                                                                 -------        ------

         Total noninterest expense.............................    5,774         3,872
                                                                 -------        ------

Income before income taxes.....................................    2,155         1,907

Income taxes...................................................      659           573
                                                                 -------        ------

Net income.....................................................  $ 1,496         1,334
                                                                 =======        ======
Earnings per share:

    Basic......................................................  $  0.30          0.26
                                                                 =======        ======

    Diluted....................................................  $  0.28          0.25
                                                                 =======        ======
Weighted-average common and common
    equivalent shares outstanding (in thousands):

    Basic......................................................    5,049         5,118
                                                                 =======        ======

    Diluted....................................................    5,317         5,370
                                                                 =======        ======

Cash dividends per share.......................................  $   .06           .05
                                                                 =======        ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                  For the Three Months Ended December 31, 2002
                      (In thousands, except share amounts)

                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                Common Stock        Additional                        Held       Shares      Compre-       Total
                              -------------------     Paid-In   Retained   Treasury  by the      Held by     hensive   Stockholders'
                              Shares       Amount     Capital   Earnings    Stock     ESOP       the RSP     Income       Equity
                              ------       ------    -------   --------     -----     ----       -------     ------     -----------

Balance at September
   30, 2002...............  5,528,452      $ 553      52,044     50,809     (2,680)   (4,869)    (2,082)      5,203        98,978
                                                                                                                          -------

Comprehensive income:
   Net income.............          -          -           -      1,496          -         -          -           -         1,496

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     of $149..............          -          -           -          -          -         -          -         254           254
                                                                                                                          -------

Comprehensive income......                                                                                                  1,750
                                                                                                                          -------

5,048 shares acquired for
   the RSP, at cost.......          -          -           -          -          -         -       (121)          -          (121)

Proceeds from exercise
   of stock options.......        505          -           7          -          -         -          -           -             7

Cash dividends ($.06
   per share).............          -          -           -       (323)         -         -          -           -          (323)

Fair value of ESOP
   shares allocated.......          -          -         260          -          -       541          -           -           801
                            ---------      -----      ------     ------      -----     -----      -----       -----       -------
Balance at December 31,
   2002...................  5,528,957      $ 553      52,311     51,982     (2,680)   (4,328)    (2,203)      5,457       101,092
                            =========      =====      ======     ======      =====     =====      =====       =====       =======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                 --------------------
                                                                                  2002            2001
                                                                                 -----           -----
Cash flows from operating activities:
    Net income............................................................... $  1,496           1,334
    Adjustments to reconcile net income to net cash used in
      operating activities:
         Provision for loan losses...........................................      180             150
         Depreciation........................................................      393             278
         Provision for deferred income taxes.................................       46               -
         Amortization of core deposit intangible.............................      405               -
         Net gain on sale of securities available for sale...................     (194)             (4)
         Net gain on sale of loans held for sale.............................     (236)            (92)
         Proceeds from sales of loans held for sale..........................    9,282           6,374
         Loans originated for sale...........................................  (13,960)        (10,134)
         Earnings on bank-owned life insurance...............................     (250)           (175)
         Net decrease (increase) in other assets.............................      237            (192)
         Net decrease in other liabilities...................................   (2,831)         (2,741)
                                                                              --------          ------

              Net cash used in operating activities..........................   (5,432)         (5,202)
                                                                              --------          ------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale..................................................   29,565          13,234
    Purchase of securities available for sale................................  (15,740)        (26,516)
    Net decrease in loans....................................................    9,316          12,234
    Net redemption of FHLB stock.............................................      241               -
    Purchases of premises and equipment......................................     (614)         (1,696)
    Net proceeds from sales of foreclosed assets.............................      225               -
                                                                              --------          ------

              Net cash provided by (used in) investing activities............   22,993          (2,744)
                                                                              --------          ------

Cash flows from financing activities:
    Net (decrease) increase in deposits......................................   (7,488)         12,532
    Net decrease in FHLB advances............................................        -         (15,000)
    Net (decrease) increase in other borrowings..............................   (2,632)             43
    Payments to acquire shares held by the RSP...............................     (121)              -
    Dividends paid...........................................................     (323)           (274)
    Net proceeds received from issuance of common stock......................        7               3
                                                                              --------          ------

              Net cash used in financing activities..........................  (10,557)         (2,696)
                                                                              --------          ------

Net increase (decrease) in cash and cash equivalents.........................    7,004         (10,642)

Cash and cash equivalents at beginning of period.............................   30,628          21,676
                                                                              --------          ------

Cash and cash equivalents at end of period................................... $ 37,632          11,034
                                                                              ========          ======

                                       5

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                            --------------------
                                                                            2002            2001
                                                                            ----            ----
Supplemental  disclosure of cash flow  information:

    Cash paid during the period for:

         Interest.......................................................  $  6,311           6,612
                                                                          ========           =====

         Taxes..........................................................         -             300
                                                                          ========           =====

Supplemental disclosure of noncash information:

    Transfer loans to foreclosed assets.................................  $    270             296
                                                                          ========           =====

    Net change in unrealized gain (loss) on securities available for
         sale, net of tax...............................................  $    254            (962)
                                                                          ========           =====

    Net distribution of restricted stock plan shares....................  $      -             203
                                                                          ========           =====

    Net allocation of shares held by the ESOP...........................  $    801             541
                                                                          ========           =====






See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

     General. FloridaFirst Bancorp, Inc. (the "Company") is the parent of and conducts its business principally through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through nineteen full-service locations. The Company purchased seven branches during February 2002 (see Footnote 3). Principal sources of income are derived through interest earned on loans and securities. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision ("OTS").

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(2)  Loans

     Loans consist of the following (in thousands):

                                                                          At
                                                            ----------------------------
                                                            December 31,    September 30,
                                                               2002             2002
                                                               ----             ----
                                                            (unaudited)
              Loans secured by mortgages on real estate:

               Residential 1-4:

                  Permanent................................. $ 293,404          301,622
                  Construction..............................    25,883           29,058
               Commercial real estate.......................    62,110           58,177
               Land.........................................    14,649           15,806
                                                             ---------          -------

              Total mortgage loans..........................   396,046          404,663

              Consumer loans................................   109,756          107,581
              Commercial loans..............................    12,192           10,806
                                                             ---------          -------

              Total loans  .................................   517,994          523,050

              Allowance for loan losses.....................    (4,475)          (4,519)
              Construction loans in process.................   (19,007)         (19,167)
                                                             ---------          -------

              Loans, net.................................... $ 494,512          499,364
                                                             =========          =======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


     Loans held for sale, included in the totals above, were approximately $8.0 million and $3.0 million at December 31, 2002 and September 30, 2002, respectively.

     The activity in the allowance for loan losses is as follows (in thousands):


                                                        Three Months Ended
                                                           December 31,
                                                      --------------------
                                                      2002            2001
                                                      ----            ----

        Balance at beginning of period..........    $4,519           3,652
        Provision for loan losses...............       180             150
        Net loan charge-offs....................      (224)            (56)
                                                    ------           -----

        Balance at end of period................    $4,475           3,746
                                                    ======           =====


     No loans were identified as impaired at or during the three months ended December 31, 2002 or 2001.

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

(4)  Other Events

     On October 2, 2002, the Company entered into a definitive agreement with BB&T Corporation ("BB&T") whereby BB&T would acquire 100% of the outstanding common stock of the Company. However, pursuant to discussions with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to acquire control of the Company pursuant to regulatory guidelines. This application was filed on November 4, 2002. The Company has capitalized approximately $725,000 in costs related to the acquisition through December 31, 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


(5)  Earnings Per Share of Common Stock

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

                                                                                Three Months Ended
                                                                                    December 31,
                                                                             -----------------------
                                                                               2002            2001
                                                                             -------          ------
         Weighted-average shares of common stock issued and
               outstanding before adjustments for ESOP and stock options....   5,378           5,487

         Adjustments to reflect the effect of unallocated ESOP
               shares.......................................................    (329)           (369)
                                                                             -------          ------

         Weighted-average shares for basic earnings per share...............   5,049           5,118
                                                                             =======          ======

         Basic earnings per share........................................... $   .30             .26
                                                                             =======          ======

         Weighted-average shares for basic earnings per share...............   5,049           5,118

         Additional  dilutive  shares  using the  average
               market  value for the
               period  utilizing  the  treasury stock
               method  regarding  stock options and
               outstanding restricted stock shares..........................     268             252
                                                                             -------          ------

         Weighted-average common shares and equivalents
               outstanding for diluted earnings per share...................   5,317           5,370
                                                                             =======          ======

         Diluted earnings per share......................................... $   .28             .25
                                                                             =======          ======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



(6)  Stock Compensation Plans

     SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, "SFAS No. 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company's Stock Option Plans ("Option Plans") have no intrinsic value at the grant date as the stock options had an exercise price equal to the then current market value of the underlying common stock, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Stock awards granted under the Company's Restricted Stock Plan ("RSP Plan") are expensed into current earnings over the vesting period based on the market value of the common stock on the award date.

     There were no stock options granted during the three-month period ended December 31, 2002. During the three-month period ended December 31, 2001, 308,750 stock options were granted under the Option Plans. SFAS No. 123 requires pro forma fair value disclosures if the intrinsic value method is being utilized. For purposes of pro forma disclosures, the estimated fair value was included in expense over the period vesting occurs. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The Company accounts for their Option Plans and RSP Plan under the recognition and measurement principles of APB No. 25. The proforma information and assumptions used in calculating the fair values of stock options granted and the related effects on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 is as follows ($ in thousands, except per share amounts):

                                                                     Three Months Ended
                                                                        December 31,
                                                                     2002            2001
                                                                     ----            ----

          Risk-free rate of return.............................       N/A          5.43%
          Annualized dividend..................................       N/A          1.50%
          Estimated stock price volatility.....................       N/A            22%
          Expected life of options granted.....................       N/A       10 years
          Grant-date fair value per option of options issued
              during the period................................       N/A       $   5.75
                                                                      ===       ========

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



                                                                            Three Months Ended
                                                                                December 31,
                                                                         -----------------------
                                                                           2002            2001
                                                                         -------         -------

          Net income, as reported....................................... $ 1,496           1,334
          Deduct:  Total stock-based employee compensation
              determined under the fair value based method
              for stock options awarded, net of related tax benefit.....     (95)           (193)
                                                                         -------         -------
          Proforma net income...........................................   1,401           1,141
                                                                         =======         =======
          Basic earnings per share:
              As reported...............................................     .30             .26
                                                                         =======         =======
              Proforma..................................................     .28             .22
                                                                         =======         =======
          Diluted earnings per share:
              As reported...............................................     .28             .25
                                                                         =======         =======
              Proforma..................................................     .26             .21
                                                                         =======         =======


     Both net income, as reported and proforma net income include approximately $143,000 and $65,000, net of tax, in salaries and employee benefits expense for the three-month periods ended December 31, 2002 and 2001, respectively relating to shares awarded under the RSP Plan.

(8)  Reclassifications

     Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the presentation for 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

FloridaFirst Bancorp, Inc. (the "Company") is the parent of, and conducts its business principally through, FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through nineteen full-service locations. The Company purchased seven retail sales offices during February 2002, see "Overview" below. Principal sources of income are derived through interest earned on loans and securities. The primary sources of funds are customer deposits and Federal Home Loan Bank ("FHLB") advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision ("OTS").

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

Recent Legislation to Curtail Corporate Accounting Irregularities

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Overview

On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). The transaction resulted in the Company receiving $120.9 million in cash, and included $162.1 million in deposits and $26.1 million in loans related to those seven offices. The Company paid a premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million being recorded which is subject to periodic amortization over a period of twelve years. The cash received from the purchase was primarily used to reduce $30.0 million in short-term fixed-rate and adjustable-rate FHLB advances and fund the purchase of approximately $85.0 million in securities. The securities were primarily mortgage-backed securities with average lives less than five years and which provide cash flow from the time of purchase. This strategy allows the Company to immediately earn an acceptable yield on the invested funds and utilize the cash flow from the securities to fund new loan originations.

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

Cash and cash equivalents increased $7.0 million for the three months ended December 31, 2002 to $37.6 million. Significant cash flows or uses (amounts shown in parentheses) were as follows:


                                                                           (In Millions)
                                                                           -------------

       Cash used in operations............................................     $ (5.4)
       Net decrease in other borrowings...................................       (2.6)
       Net decrease in deposits...........................................       (7.5)
       Maturities, sales, calls and repayments on securities available
         for sale.........................................................       29.6
       Purchases of securities available for sale.........................      (15.7)
       Net decrease in loans..............................................        9.3
       Purchase premises and equipment....................................        (.6)
       Other, net.........................................................        (.1)
                                                                               ------

       Net increase in cash and cash equivalents..........................     $  7.0
                                                                               ======

See "Comparison of Financial Condition at December 31, 2002 and September 30, 2002" for discussion of significant cash flows.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


On December 31, 2002, the Bank was in compliance with its three minimum regulatory capital requirements as follows:

                                                    Amount       Percent
                                                    ------       -------
                                                (In thousands)

       Tangible capital.......................    $ 64,451         7.80%
       Tangible capital requirement...........      12,401         1.50
       Excess over requirement................      52,050         6.30

       Core capital...........................      64,451         7.80
       Core capital requirement...............      33,069         4.00
       Excess over requirement................      31,382         3.80

       Risk based capital.....................      68,926        13.68
       Risk based capital requirement.........      40,318         8.00
       Excess over requirement................      28,608         5.68


Management believes that under current regulations, the Bank will continue to exceed its minimum capital requirements for the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



Comparison of Financial Condition at December 31, 2002 and September 30, 2002

Assets. Total assets decreased $11.4 million, or 1.3%, to $848.0 million at December 31, 2002 from $859.4 million at September 30, 2002. The decrease in total assets resulted primarily from:

>> a $13.2 million decrease in securities available for sale. Strong mortgage refinancing activities, resulting from the continued decline in longer-term interest rates, has accelerated the repayments on many mortgage-related securities. The Company elected not to reinvest most of the funds to provide the liquidity to repay certain FHLB advances in early January.

>> a $4.9 million net decrease in the loan portfolio. The decrease in loans resulted from the Company's residential mortgage loan origination strategy during the quarter to originate and sell, on a servicing- released basis, fixed-rate loans due to the low interest-rate environment. This strategy has caused residential loan balances to decline, while increasing gains from selling the loans and related servicing rights. An increase in refinance activity has resulted in increased repayment activity as longer-term interest rates continued to decline. The reduction in the residential mortgage loan portfolio was offset partially by continued growth in the consumer and commercial loans outstanding. Management continues to focus on commercial and consumer loan originations, which totaled $20.3 million for the three months ended December 31, 2002, and

>> a $7.0 million increase in cash and cash equivalents, resulting from excess funds received with the loan and securities sales and repayments. As noted above, these excess funds were utilized to reduce the FHLB advances in early January 2003.

Liabilities. Total liabilities decreased $13.6 million, or 1.8%, to $746.9 million at December 31, 2002 from $760.5 million at September 30, 2002. The decrease in total liabilities resulted from:

>> a $7.5 million decrease in deposits. The decrease in deposits was primarily attributable to a $10.4 million decrease in certificates of deposit, partially offset by a $2.9 million increase in transaction accounts. The decrease in deposits in recent months appears to have been caused by certain retail customers moving maturing certificates into the more liquid checking and money-market accounts due to the low interest-rate environment, or seeking higher yielding alternative investments or higher rates with our competitors.

>> a $2.6 million decrease in other borrowings, primarily due to lower funds invested with the Company under the Treasury Investment Program, and

>> a $3.4 decrease in other liabilities. This decrease is primarily attributable to payment of mortgage customers annual real estate taxes held in escrow, as well as the vesting of the accrued contribution to the employee stock ownership plan for the plan year ended December 31, 2002.

Stockholders'   Equity.   The  increase  of  $2.1   million  in  the   Company's
stockholders' equity reflects:

>>   net income for the three months ended  December 31, 2002 of $1.5 million

>> repurchase of shares of Company stock for the Restricted Stock Plan ("RSP") at a cost $121,000

>> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and allocation of the released shares

>>   increase in accumulated other comprehensive income of $254,000

>>   dividends paid that totaled $323,000.

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

                                                                     Three Months Ended December 31,
                                                 --------------------------------------------------------------------
                                                               2002                                 2001
                                                 --------------------------------------------------------------------
                                                                          Average                             Average
                                                  Average                 Yield/        Average               Yield/
                                                  Balance     Interest     Cost         Balance   Interest     Cost
                                                  -------     --------     ----         -------   --------    -------
                                                                 (Dollars in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................      $ 307,765       5,521      7.18%     $ 317,897     5,950      7.49%
   Consumer loans..........................        107,957       2,127      7.82         85,198     1,812      8.44
   Commercial loans........................         81,231       1,418      6.83         67,620     1,277      7.39
                                                 ---------     -------                ---------   -------

       Total loans.........................        496,953       9,066      7.26        470,715     9,039      7.64

   Securities and other (1)................        274,340       3,560      5.19        152,312     2,338      6.14
                                                 ---------     -------                ---------   -------

       Total IEA (1).......................        771,293      12,626      6.52        623,027    11,377      7.28
                                                               -------                            -------
Other assets...............................         68,436                               33,310
                                                 ---------                            ---------

       Total assets........................      $ 839,729                            $ 656,337
                                                 =========                            =========
Interest-bearing liabilities (IBL):
   Interest checking.......................         74,987         223      1.18         36,367       150      1.64
   Savings accounts........................         54,814         195      1.41         27,852       105      1.50
   Money-market accounts...................         69,404         337      1.93         35,847       244      2.70
   Certificate accounts....................        350,984       3,369      3.81        285,063     3,704      5.15
                                                 ---------     -------                ---------   --------

       Total interest-bearing deposits.....        550,189       4,124      2.97        385,129     4,203      4.33

   FHLB advances and other borrowings......        153,561       1,834      4.67        151,306     1,968      5.09
                                                 ---------     -------                ---------   -------

       Total IBL...........................        703,750       5,958      3.34        536,435     6,171      4.54
                                                               -------                            -------
Other liabilities (2)......................         36,334                               25,409
                                                 ---------                            ----------

       Total liabilities...................        740,084                              561,844

Stockholders' equity.......................         99,645                               94,493
                                                 ---------                            ---------
       Total liabilities and
           stockholders' equity............      $ 839,729                            $ 656,337
                                                 =========                            =========
Net interest income (1)....................                    $ 6,668                            $ 5,206
                                                               =======                            =======
Average IEA to IBL.........................            110%                                 116%
                                                 =========                            =========

Interest-rate spread.......................                                 3.18%                              2.74%
                                                                            ====                               ====
Net interest margin........................                                 3.46%                              3.34%
                                                                            ====                               ====

(1) Interest income and net interest income do not agree to the condensed consolidated statements of earnings because the tax equivalent income on municipal bonds is included in this schedule.
(2)    Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

Net Income. Net income for the three months ended December 31, 2002 increased 12.1% to $1.5 million, compared to $1.3 million for the same period in 2001, as a result of increases in net interest income and noninterest income, offset by an increase in noninterest expenses. Net interest income increased $1.5 million, or 28.5%, for the three months ended December 31, 2002 compared to the same period in 2001. This increase resulted from an increase in interest income of $1.2 million and a decrease in interest expense of $213,000. See the following discussions for these items as well as discussions of noninterest income and noninterest expenses.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 16.

>> While the amount of residential loans outstanding decreased slightly, consumer and commercial loan growth remained steady. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Excluding the loans acquired from the Branch Acquisition, average commercial loan balances outstanding increased by approximately 7% (total increase of 20% including loans acquired) and average consumer loan balances outstanding increased 7% (total increase of 27% including loans acquired) during the quarter from the same quarter in the preceding year. Average commercial and consumer loans represent approximately 38% of the loan portfolio, compared to 32% last year.

>> The average yield on loans decreased 38 basis points to 7.26%, for the three months ended December 31, 2002 compared to the same period in 2001. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinancings not only impact the residential mortgage loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment has caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.

>> The average balances in the securities and other portfolio grew 80% as the Company invested approximately $85 million from the funds that were received in the Branch Acquisition, and to a lesser extent, continued to leverage the capital raised in recent years through strategic purchases of securities.

>> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2002 to manage the interest rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 16.

>> The increase in average deposits is mainly attributable to $162 million in deposits assumed in the Branch Acquisition. However the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional deposit growth. The growth in average balances in interest checking and money-market accounts, together with certificates of deposit maturing and renewing at lower rates in the current interest rate environment, helped to reduce the overall cost of interest-bearing deposits by 136 basis points.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>> Average FHLB advances and other borrowings outstanding increased only slightly this quarter compared to the same quarter last year. Certain FHLB fixed-rate advances were repaid at maturity, causing the advance balances to decline. However, a leveraging transaction involving U.S. agency securities were funded with borrowings through lower-cost reverse repurchase agreements.

>> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided an immediate reduction in the cost of deposits, as well as advances and other borrowings.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to an amount that represents management's best estimate of the losses inherent in the loan portfolio, based on historical experience, volume and type of lending conducted by the Company, industry standards, the level and status of past due and nonperforming loans, the general economic conditions in the Company's lending area and other factors affecting the ability to collect on the loans in its portfolio. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

The provision for loan losses was $180,000 for the three months ended December 31, 2002 compared to $150,000 for the three months ended December 31, 2001. The provision for loan losses increased for the current three-month period primarily as a result of increased consumer and commercial loan growth. The allowance for loan losses increased to $4.5 million at December 31, 2002 from $3.7 million at December 31, 2001. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. A higher charge-off percentage is anticipated on the loans acquired. The current allowance represents .90% of loans outstanding at December 31, 2002. The Company had net charge-offs of $224,000 for the three months ended December 31, 2002 compared to net charge-offs of $56,000 for the same period in 2001. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income increased $728,000 to $1.6 million for the three months ended December 31, 2002 from $834,000 for the three months ended December 31, 2001. The major changes were:

>> An increase of $249,000 in service charges on loans and deposit accounts compared to the prior period, primarily related to the overall increase in accounts from the Branch Acquisition.

>> An increase of $144,000 in net gain on sale of loans held for sale, as the majority of the residential mortgage loan production during the current period was sold in the secondary market due to current interest rates being below the Company's threshold for retaining the loans in its portfolio.

>> An increase of $190,000 in net gains on the sale of securities available for sale;

>> An increase of $75,000 in earnings on bank-owned life insurance policies, primarily due to earnings on premiums of $4.5 million for additional policies purchased in March and April 2002; and

>> An increase of $70,000 in other income primarily due to commission income received from the Company's annuity sales program that began in September 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



Noninterest Expense. Noninterest expense increased by $1.9 million to $5.8 million for the three months ended December 31, 2002 from $3.9 million for the three months ended December 31, 2001.

>>   Salaries and employee benefits increased $740,000 primarily due to:

  * $266,000 for seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $11,000 for one new full-service branch opened during the quarter.

  * 5% average salary increases due to merit and cost of living adjustments, an $80,000 increase due to ten additional staff positions, including two
     management   positions.

  * commissions increased $150,000 as residential mortgage loan origination production increased over 50%, the retail sales effort resulted in increased sales of products and services, and annuity sales incentives were initiated during the quarter.

  * a $15,000 increase in ESOP costs due to the increased price of Company stock, and

  * an increase of $118,000 for health insurance costs due to the growth in our employee base as well as increased claims experience.

>> Occupancy expense increased $241,000, primarily due to the addition of seven new offices in the Branch Acquisition and the opening of one new retail sales office in November 2002.

>> Postage and office supplies increased $77,000 primarily due to the Branch Acquisition and the conversion to a proof of deposit ("POD") balancing environment.

>> A core deposit intangible amortization expense of $405,000 resulting from the Branch Acquisition.

>> Marketing, data processing and other noninterest expenses increased $439,000, including a $79,000 increase in telecommunication expenses related to the expanded branch network and communication channel upgrades, and $91,000 in security guard expense for increased protection of customers and employees deemed necessary after the Company experienced a series of robberies during fiscal 2002. The actual dollar losses from the robberies were not significant. The other increases are attributable to correspondent bank service charges, data processing expenses, item processing costs, debit card expenses related to the overall growth of the Company and consumer loan expenses related to a no-closing-cost home equity loan program ran during the last half of 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended September 30, 2002.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of September 30, 2002. Although the results of the NPV model are not yet available for December 31, 2002, it is anticipated that the NPV Ratio for all rate scenarios will not be materially different than those below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).

                                                           NPV as % of
                   Net Portfolio Value ("NPV")       Present Value of Assets
                  ----------------------------       -----------------------
       Change                                                  Basis Point
     In Rates     $ Amount    $ Change   % Change   NPV Ratio     Change
     --------     --------    --------   --------   ---------     -------

      +300 bp       55,378    (35,541)      (39)%       6.66%      (351)
      +200 bp       70,073    (20,846)      (23)%       8.20%      (197)
      +100 bp       83,494     (7,425)       (8)%       9.52%       (65)
         0 bp       90,919          -         - %      10.17%         -
      -100 bp       91,271        352         .4%      10.08%        (9)

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

                      10.4          Supplemental Executive Retirement Plan for the benefit of Certain Senior Officers *

                      10.5          2002 Stock Option Plan ***

                      10.6          2002 Restricted Stock Plan ***

                      99            Report on Review by Independent Certified Public Accountants.

                      99.1          CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

                      99.2          CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.


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

     (iii)A Form 8-K was filed on November 1, 2002 under Items 5 and 7 announcing the termination of the Agreement and Plan of Reorganization with BB&T Corporation.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FLORIDAFIRST BANCORP, INC.
                                             (Registrant)





Date:  February 11, 2003                  By: /s/Gregory C. Wilkes
      ---------------------------             ----------------------------------------------------------------------
                                              Gregory C. Wilkes, President and Chief Executive
                                              Officer (Principal Executive Officer)




Date:  February 11, 2003                  By: /s/Kerry P. Charlet
      ---------------------------             -------------------------------------------------------------------------
                                              Kerry P. Charlet, Chief Financial Officer
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

     I,   Gregory C. Wilkes, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of FloridaFirst Bancorp, Inc.;

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: February 11, 2003      By:  /s/ Gregory C. Wilkes
             -------------------          --------------------------------------
                                          Gregory C. Wilkes, President and Chief
                                          Executive Officer

     I,   Kerry P. Charlet, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of FloridaFirst Bancorp, Inc.;

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: February 11, 2003     By:/s/ Kerry P. Charlet
             ------------------        ----------------------------------------
                                       Kerry P. Charlet, Chief Financial Officer