Form 10-Q
period 2003-03-31
FLORIDAFIRST BANCORP INC
filed 2003-05-15
CIK 1123276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934

For the quarterly period ended March 31, 2003

       Transition report under Section 13 or 15(d) of  the  Securities  Exchange
---    Act of 1934

For the transition period from           to
                               ---------    ---------

Commission file number        0-32139
                       -----------------------


                           FLORIDAFIRST BANCORP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                             59-3662010
----------------------------                            ----------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES  X     NO
                                              ---       ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act): YES  X     NO
                                                ---       ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.10 per share                   5,378,118 shares
--------------------------------------             -----------------------------
          (class)                                    Outsanding at May 1, 2003

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----

     Condensed Consolidated Balance Sheets -
       At March 31, 2003 (unaudited) and At September 30, 2002.................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended March 31, 2003 and 2002 (unaudited)..........3

     Condensed Consolidated Statements of Stockholders' Equity -
       Six Months Ended March 31, 2003 and 2002 (unaudited)..................4-5

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended March 31, 2003 and 2002 (unaudited)..................6-7

     Notes to Condensed Consolidated Financial Statements (unaudited).......8-12

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................13-26

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........27

   Item 4.  Controls and Procedures...........................................27

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................28

   Item 2.  Changes in Securities and Use of Proceeds.........................28

   Item 3.  Defaults Upon Senior Securities...................................28

   Item 4.  Submission of Matters to a Vote of Security Holders...............28

   Item 5.  Other Information.................................................28

   Item 6.  Exhibits and Reports on Form 8-K..................................29

SIGNATURES....................................................................30

CERTIFICATIONS.............................................................31-32

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                              At
                                                                    -------------------------
                                                                    March 31,   September 30,
    Assets                                                           2003           2002
                                                                     ----           ----
                                                                  (unaudited)
Cash and due from banks ........................................   $  15,081       14,119
Interest-earning deposits ......................................      16,618       16,509
                                                                   ---------    ---------

         Total cash and cash equivalents .......................      31,699       30,628

Securities available for sale ..................................     254,385      272,624
Loans, net of allowance for loan losses of $4,444 and $4,519 ...     482,375      499,364
Premises and equipment, net ....................................      14,626       14,721
Federal Home Loan Bank stock, at cost ..........................       6,225        6,966
Cash surrender value of bank-owned life insurance ..............      16,609       16,128
Core deposit intangible, net ...................................      10,766       11,576
Other assets ...................................................       7,110        7,439
                                                                   ---------    ---------

              Total assets .....................................   $ 823,795      859,446
                                                                   =========    =========

   Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits ...............................      32,780       31,265
    Interest-bearing deposits ..................................     548,588      556,166
                                                                   ---------    ---------

              Total deposits ...................................     581,368      587,431

    Federal Home Loan Bank advances ............................     114,500      129,500
    Other borrowings ...........................................      21,540       34,834
    Other liabilities ..........................................       5,829        8,703
                                                                   ---------    ---------

              Total liabilities ................................     723,237      760,468
                                                                   ---------    ---------

Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding ............................           -            -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,529,466 and 5,528,452 issued ........................         553          553
    Additional paid-in capital .................................      52,317       52,044
    Retained earnings ..........................................      52,681       50,809
    Treasury stock, at cost, 155,048 and 150,000 shares ........      (2,801)      (2,680)
    Unallocated shares held by the employee stock ownership plan      (4,328)      (4,869)
    Unallocated shares held by the restricted stock plan .......      (2,082)      (2,082)
    Accumulated other comprehensive income .....................       4,218        5,203
                                                                   ---------    ---------

              Total stockholders' equity .......................     100,558       98,978
                                                                   ---------    ---------

              Total liabilities and stockholders' equity .......   $ 823,795      859,446
                                                                   =========    =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Earnings (Unaudited)
                    (In thousands, except per share amounts)

                                                                                   Three Months Ended  Six Months Ended
                                                                                        March 31,         March 31,
                                                                                   -----------------   -----------------
                                                                                     2003      2002      2003      2002
                                                                                   -------   -------   -------   -------
Interest income:
    Loans ......................................................................   $ 8,426     8,841    17,275    17,880
    Securities and other .......................................................     3,211     2,984     6,650     5,211
                                                                                   -------   -------   -------   -------

         Total interest income .................................................    11,637    11,825    23,925    23,091
                                                                                   -------   -------   -------   -------

Interest expense:
    Deposits ...................................................................     3,620     4,408     7,744     8,611
    Federal Home Loan Bank advances and other borrowings .......................     1,741     1,722     3,575     3,690
                                                                                   -------   -------   -------   -------

         Total interest expense ................................................     5,361     6,130    11,319    12,301
                                                                                   -------   -------   -------   -------

Net interest income ............................................................     6,276     5,695    12,606    10,790

Provision for loan losses ......................................................       180       170       360       320
                                                                                   -------   -------   -------   -------

Net interest income after provision for loan losses ............................     6,096     5,525    12,246    10,470
                                                                                   -------   -------   -------   -------

Noninterest income:
    Fees and service charges ...................................................       685       474     1,314       888
    Net gain on sale of loans held for sale ....................................       196        99       432       191
    Net gain on sale of securities available for sale ..........................       164       199       358       204
    Earnings on bank-owned life insurance ......................................       231       166       481       340
    Other ......................................................................       165       113       384       262
                                                                                   -------   -------   -------   -------

         Total noninterest income ..............................................     1,441     1,051     2,969     1,885
                                                                                   -------   -------   -------   -------

Noninterest expense:
    Salaries and employee benefits .............................................     2,796     2,731     5,531     4,977
    Occupancy expense ..........................................................       858       716     1,710     1,315
    Professional fees ..........................................................       347       130       461       214
    Marketing ..................................................................       112        94       244       205
    Data processing ............................................................       197       141       362       263
    Postage and office supplies ................................................       155       167       337       272
    Amortization of core deposit intangible ....................................       405       225       810       225
    Other ......................................................................     1,161       677     2,099     1,282
                                                                                   -------   -------   -------   -------

         Total noninterest expense .............................................     6,031     4,881    11,554     8,753
                                                                                   -------   -------   -------   -------

Income before income taxes .....................................................     1,506     1,695     3,661     3,602

         Income taxes ..........................................................       431       487     1,090     1,060
                                                                                   -------   -------   -------   -------

Net income .....................................................................   $ 1,075     1,208     2,571     2,542
                                                                                   =======   =======   =======   =======

Earnings per share:

    Basic ......................................................................   $   .21       .24       .51       .50
                                                                                   =======   =======   =======   =======

    Diluted ....................................................................   $   .20       .22       .48       .47
                                                                                   =======   =======   =======   =======

Weighted-average common and common equivalent shares outstanding (in thousands):

    Basic ......................................................................     5,055     5,124     5,050     5,121
                                                                                   =======   =======   =======   =======

    Diluted ....................................................................     5,306     5,409     5,310     5,389
                                                                                   =======   =======   =======   =======

Cash dividends per share .......................................................   $   .07       .06       .13       .11
                                                                                   =======   =======   =======   =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

                For the Six Months Ended March 31, 2003 and 2002
                   ($ in thousands, except per share amounts)

                                                                                                            Accumulated
                                                                                   Unallocated                Other
                                                                                      Shares    Unallocated   Compre-
                                 Common Stock       Additional                         Held       Shares      hensive       Total
                           ----------------------    Paid-In   Retained     Treasury   by the     Held by     Income   Stockholders'
                             Shares       Amount     Capital   Earnings      Stock     ESOP       the RSP     (Loss)      Equity
                             ------       ------     -------   --------      -----     ----       -------     ------      ------
Balance at September
   30, 2001...............  5,521,850      $ 552      52,059     46,454       (481)   (5,410)      (986)       1,626      93,814
                                                                                                                          ------
Comprehensive income:
   Net income.............          -          -           -      2,542          -         -          -            -       2,542

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     benefit of $752......          -          -           -          -          -         -          -       (2,158)     (2,158)
                                                                                                                          ------
Comprehensive income......                                                                                                   384
                                                                                                                          ------
10,000 and 29,700 shares
   acquired for treasury
   and RSP, respectively,
   at cost................          -          -           -          -       (172)        -       (535)           -        (707)

Proceeds from exercise
   of stock options.......      2,144          -          18          -          -         -          -            -          18

Cash dividends
   ($.11 per share).......          -          -           -       (604)         -         -          -            -        (604)

Fair value of ESOP and
   RSP shares allocated...          -          -          (9)         -          -       541        203            -         735
                            ---------      -----      ------     ------       ----    ------     ------       ------      ------

Balance at March 31,
   2002...................  5,523,994      $ 552      52,068     48,392       (653)   (4,869)    (1,318)        (532)     93,640
                            =========      =====      ======     ======       ====    ======     ======       ======      ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

                For the Six Months Ended March 31, 2003 and 2002
                   ($ in thousands, except per share amounts)

                                                                                                            Accumulated
                                                                                   Unallocated                Other
                                                                                      Shares    Unallocated   Compre-
                                 Common Stock       Additional                         Held       Shares      hensive       Total
                           ----------------------    Paid-In   Retained     Treasury   by the     Held by     Income   Stockholders'
                             Shares       Amount     Capital   Earnings      Stock     ESOP       the RSP     (Loss)      Equity
                             ------       ------     -------   --------      -----     ----       -------     ------      ------
Balance at September
   30, 2002...............  5,528,452      $ 553      52,044     50,809     (2,680)   (4,869)    (2,082)       5,203      98,978
                                                                                                                          ------
Comprehensive income:
   Net income.............          -          -           -      2,571          -         -          -            -       2,571

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     benefit of $578......          -          -           -          -          -         -          -         (985)       (985)
                                                                                                                          ------
Comprehensive income......                                                                                                 1,586
                                                                                                                          ------
5,048 shares acquired for
   treasury, at cost......          -          -           -          -       (121)        -                       -        (121)

Proceeds from exercise
   of stock options.......      1,014          -          13          -          -         -          -            -          13

Cash dividends
   ($.13 per share).......          -          -           -       (699)         -         -          -            -        (699)

Fair value of ESOP and
   RSP shares allocated...          -          -         260          -          -       541          -            -         801
                            ---------      -----      ------     ------     ------    ------     ------        -----     -------

Balance at March 31,
   2003...................  5,529,466      $ 553      52,317     52,681     (2,801)   (4,328)    (2,082)       4,218     100,558
                            =========      =====      ======     ======     ======    ======     ======        =====     =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                              March 31,
                                                                           2003        2002
                                                                         --------    --------
Cash flows from operating activities:
    Net income .......................................................   $  2,571       2,542
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses ...................................        360         320
         Depreciation ................................................        777         630
         Amortization of core deposit intangible .....................        810         225
         Net amortization of premiums and discounts on securities ....        709          52
         Net gain on sale of securities available for sale ...........       (358)       (204)
         Net gain on sale of loans held for sale .....................       (432)       (191)
         Proceeds from sales of loans held for sale ..................     25,825      15,270
         Loans originated for sale ...................................    (23,681)    (14,825)
         Deferred income tax provision (benefit) .....................         22        (491)
         Earnings on bank-owned life insurance .......................       (481)       (340)
         Net decrease (increase) in other assets .....................        253      (2,886)
         Net decrease in other liabilities ...........................     (1,517)       (500)
                                                                         --------    --------

              Net cash provided by (used in) operating activities ....      4,858        (398)
                                                                         --------    --------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale ..........................................     66,337      31,375
    Purchase of securities available for sale ........................    (50,012)   (154,611)
    Net decrease in loans, exclusive of branch acquisition ...........     14,593      16,463
    Net redemption of FHLB stock .....................................        741       1,195
    Purchase of bank-owned life insurance ............................          -      (1,800)
    Purchases of premises and equipment, exclusive of branch
         acquisition .................................................       (682)     (2,851)
    Proceeds on sale of foreclosed assets ............................        400           -
                                                                         --------    --------

              Net cash provided by (used in) investing activities ....     31,377    (110,229)
                                                                         --------    --------
Cash flows from financing activities:
    Cash received upon purchase of deposits ..........................          -     120,808
    Net (decrease) increase in deposits, exclusive of
         branch acquisition ..........................................     (6,063)     22,739
    Net decrease in FHLB advances ....................................    (15,000)    (38,000)
    Net (decrease) increase in other borrowings ......................    (13,294)      3,363
    Payments to acquire treasury stock ...............................       (121)       (172)
    Payments to acquire shares held by the RSP .......................          -        (535)
    Dividends paid ...................................................       (699)       (604)
    Net proceeds received from issuance of common stock ..............         13          18
                                                                         --------    --------

              Net cash (used in) provided by financing activities ....    (35,164)    107,617
                                                                         --------    --------

Net increase (decrease) in cash and cash equivalents .................      1,071      (3,010)

Cash and cash equivalents at beginning of period .....................     30,628      21,676
                                                                         --------    --------

Cash and cash equivalents at end of period ...........................   $ 31,699      18,666
                                                                         ========    ========

                                                                     (continued)

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)

                                                                                      Six Months Ended
                                                                                           March 31,
                                                                                        2003      2002
                                                                                   ------------   -------
Supplemental  disclosure of cash flow  information -
  Cash paid during the period for:
         Interest ..............................................................   $     11,674    12,204
                                                                                   ============   =======

         Taxes .................................................................   $        493     1,206
                                                                                   ============   =======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets ........................................   $        350       330
                                                                                   ============   =======

    Loans made on sales of foreclosed assets ...................................   $         26         -
                                                                                   ============   =======

    Change in unrealized gain on securities available for
         sale, net of tax benefit ..............................................   $       (985)   (2,158)
                                                                                   ============   =======

    Fair value of restricted stock plan shares distributed .....................   $          -       140
                                                                                   ============   =======

    Fair value of ESOP shares allocated ........................................   $        801       595
                                                                                   ============   =======

    Acquisition of branches:
         Fair value of premises and equipment acquired .........................   $          -     2,449
                                                                                   ============   =======

         Fair value of loans acquired ..........................................   $          -    26,095
                                                                                   ============   =======

         Core deposit intangible ...............................................   $          -    12,770
                                                                                   ============   =======

         Total deposits assumed in acquisition of branches .....................   $          -    41,314
                                                                                   ============   =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  Basis of Presentation

     General. FloridaFirst Bancorp, Inc. (the "Company") is the parent of and conducts its business principally through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented savings institution that delivers retail and commercial banking services through nineteen full-service locations. The Company purchased seven branches during February 2002 (see Note 3). Principal sources of income are derived through interest earned on loans and securities. The primary sources of funds are customer deposits and Federal Home Loan Bank advances. The Bank is subject to various regulations governing savings institutions and is subject to periodic examination by its primary regulator, the Office of Thrift Supervision ("OTS").

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the interim condensed consolidated financial statements have been included. The results of operations for the three and six-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(2)  Loans

     Loans consist of the following (in thousands):

                                                                                             At
                                                                                    -------------------------
                                                                                    March 31,   September 30,
                                                                                       2003          2002
                                                                                    ---------      -------
                                                                                   (unaudited)
        Loans secured by mortgages on real estate: Residential 1-4 (1):
            Permanent ...........................................................   $ 283,302      301,622
            Construction ........................................................      24,027       29,058
         Commercial real estate .................................................      63,548       58,177
         Land ...................................................................      13,494       15,806
                                                                                    ---------      -------

        Total mortgage loans ....................................................     384,371      404,663

        Consumer loans ..........................................................     110,113      107,581
        Commercial loans ........................................................      11,889       10,806
                                                                                    ---------      -------

        Total loans  ............................................................     506,373      523,050

        Allowance for loan losses ...............................................      (4,444)      (4,519)
        Construction loans in process ...........................................     (19,554)     (19,167)
                                                                                    ---------      -------

        Loans, net...............................................................   $ 482,375      499,364
                                                                                    =========      =======

(1) Includes loans held for sale of $1,324 and $3,036 at March 31, 2003 and September 30, 2002, respectively.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

     The activity in the allowance for loan losses is as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2003       2002       2003       2002
                                      -------    -------    -------    -------
     Balance at beginning of period   $ 4,475      3,746      4,519      3,652
     Provision for loan losses ....       180        170        360        320
     Allowance acquired ...........         -      1,000          -      1,000
     Net loan charge-offs .........      (211)      (115)      (435)      (171)
                                      -------    -------    -------    -------

     Balance at end of period .....   $ 4,444      4,801      4,444      4,801
                                      =======    =======    =======    =======

    No loans were identified as impaired at or during the three or six months ended March 31, 2003 or 2002.

    Nonaccrual and past due loans were as follows (in thousands):

                                                                 At
                                                        ------------------------
                                                        March 31,  September 30,
                                                         2003          2002
                                                         ----          ----

         Nonaccrual loans............................   $ 1,338        1,191
         Accruing loans past due 90 days or more.....         -            -
                                                        -------       ------

                                                        $ 1,338        1,191
                                                        =======       ======

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

(4)  Other Events

     On October 2, 2002, the Company entered into a definitive agreement with BB&T Corporation ("BB&T") whereby BB&T would acquire 100% of the outstanding common stock of the Company. However, pursuant to discussions with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to acquire control of the Company within three years of its second-step conversion pursuant to regulatory guidelines. This application was filed on November 4, 2002. The Company had capitalized approximately $725,000 in costs related to the acquisition through December 31, 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

     On March 17, 2003, BB&T withdrew its application to acquire control of the Company within the three year period, citing rigorous regulatory standards that are being applied to recently converted thrifts. BB&T and the Company both expressed an intention to resume discussions at the end of the three year period that expires on December 21, 2003. As a result of application being withdrawn, the Company wrote-off capitalized merger costs of $504,000 ($312,000 after tax) which are not recoverable or refundable.

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

                                                                  Three Months Ended               Six Months Ended
                                                                   March 31,                     March 31,
                                                        ---------------------------- ------------------------------
                                                                  2003          2002           2003            2002
                                                                  ----          ----           ----            ----
         Weighted-average shares of common stock issued and
               outstanding before adjustments for ESOP and
               stock options..................................   5,374         5,483          5,375           5,485
         Adjustments to reflect the effect of unallocated ESOP
               shares.........................................    (319)         (359)          (325)           (364)
                                                                ------        ------         ------          ------

         Weighted-average shares for basic earnings per
               share..........................................   5,055         5,124          5,050          5,121
                                                                 =====         =====          =====          ======

         Basic earnings per share.............................  $  .21           .24            .51            .50
                                                                ======       =======        =======         ======

         Weighted-average shares for basic earnings per
               share..........................................   5,055         5,124          5,050          5,121

         Additional dilutive shares using the average market
               value for the period utilizing the treasury
               stock method regarding stock options and
               outstanding restricted stock shares............     251           285            260            268
                                                                ------        ------         ------          -----

         Weighted-average common shares and equivalents
               outstanding for diluted earnings per share.....   5,306         5,409          5,310          5,389
                                                                 =====         =====          =====         ======

         Diluted earnings per share...........................  $  .20           .22            .48            .47
                                                                ======       =======        =======        =======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



(6)  Stock Compensation Plans

     SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, "SFAS No. 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans (the "Option Plans") have no intrinsic value at the grant date as the stock options had an exercise price equal to the then current market value of the underlying common stock, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Stock awards granted under the Company's Restricted Stock Plan ("RSP Plan") are expensed into current earnings over the vesting period based on the market value of the common stock on the award date.

     Under the Option Plans, the Company is authorized to issue up to 593,848 shares in connection with stock options granted to directors, officers and employees of the Company. At March 31, 2003, 12,245 options were available for future grants under the Option Plans. A summary of stock option transactions for the six months ended March 31, 2003 and 2002 follows:

                                                                Range of Per       Weighted-
                                                 Number of      Share Option      Average Per
                                                  Options          Price          Share Price
                                                 ---------      ------------      ------------

         Outstanding at September 30, 2001.......  273,624    $ 7.63 - 10.23           8.23

         Exercised...............................   (2,144)             8.24           8.24

         Granted.................................  308,750             16.03          16.03
                                                   -------

         Outstanding at March 31, 2002...........  580,230    $ 7.63 - 16.03          12.38
                                                   =======      ============          =====



         Outstanding at September 30, 2002.......  578,772    $ 7.63 - 19.20          12.45

         Exercised...............................   (1.014)     8.24 - 16.03          12.46

         Forfeited...............................   (6,000)    16.03 - 19.20          17.30
                                                   -------

         Outstanding at March 31, 2003...........  571,758    $ 7.63 - 19.20          12.41
                                                   =======      ============          =====


                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

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

                                                                            Six Months Ended
                                                                                 March 31,
                                                                           --------------------
                                                                           2003            2002
                                                                           ----            ----
               Grant-date fair value per option of options issued
                    during the period..................................      N/A        $ 5.75
                                                                             ===          =====
               Assumptions:
                    Risk-free rate of return...........................      N/A          5.43%
                    Annualized dividend................................      N/A           1.5%
                    Estimated stock price volatility...................      N/A            22%
                    Expected life of options granted...................      N/A      10 years

                                                                   Three Months Ended           Six Months Ended
                                                                    March 31,                       March 31,
                                                               -----------------------     -------------------------
                                                                  2003           2002          2003            2002
                                                                  ----           ----          ----            ----
          Net income, as reported.........................     $ 1,075          1,208         2,571           2,542
          Deduct:  Total stock-based employee
              compensation determined under the fair
              value based method for stock options
              awarded, net of related tax benefit.........         (95)          (246)         (190)           (279)
                                                                ------         ------         -----          ------
          Proforma net income.............................         980            962         2,381           2,263
                                                                ======         ======         =====          ======
          Basic earnings per share:
              As reported.................................         .21            .24           .51             .50
                                                                ======         ======         =====           =====
              Proforma....................................         .19            .19           .47             .44
                                                                ======         ======         =====           =====
          Diluted earnings per share:
              As reported.................................         .20            .22           .48             .47
                                                                ======         ======         =====           =====
              Proforma....................................         .18            .18           .45             .42
                                                                ======         ======         =====           =====

     Both net income, as reported and proforma was reduced by approximately $143,000 and $135,000 for the three months and $285,000 and $268,000 for the six months ended March 31, 2003 and 2002, respectively, relating to the vesting of shares awarded under the RSP Plan using the grant-date market value of the common stock.

(8)  Reclassifications

     Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the presentation for 2003.

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

Cash and cash equivalents increased $1.1 million for the six months ended March 31, 2003 to $31.7 million. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In Millions)

   Cash provided by operations........................................$   4.9
   Net decrease in FHLB advances......................................  (15.0)
   Net decrease in other borrowings...................................  (13.3)
   Net decrease in deposits...........................................   (6.1)
   Maturities, sales, calls and repayments on securities available ...
     for sale.........................................................   66.3
   Purchases of securities available for sale.........................  (50.0)
   Net decrease in loans..............................................   14.6
   Purchase premises and equipment....................................    (.7)
   Dividends paid.....................................................    (.7)
   Other, net.........................................................    1.1
                                                                        -----

   Net increase in cash and cash equivalents..........................  $ 1.1
                                                                        =====

See "Comparison of Financial Condition at March 31, 2003 and September 30, 2002" for discussion of significant cash flows.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


On March 31, 2003, the Bank was in compliance with its three minimum regulatory capital requirements as follows:

                                                       Amount           Percent
                                                       ------           -------
                                                   (In thousands)

       Tangible capital.........................     $ 66,226             8.21%
       Tangible capital requirement.............       12,101             1.50
       Excess over requirement..................       54,125             6.71

       Core capital.............................       66,226             8.21
       Core capital requirement.................       32,270             4.00
       Excess over requirement..................       33,956             4.21

       Risk based capital.......................       70,670            13.76
       Risk based capital requirement...........       41,080             8.00
       Excess over requirement..................       29,590             5.76

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

Commitments. The Company makes commitments in the normal course of business to originate loans and to fund undisbursed construction and line of credit loans. All such commitments are for relatively short periods of time, so the market value of the loans on the commitment date and origination or delivery date is seldom materially different. The Company also has recourse obligations on loans sold in the secondary market. These recourse obligations require the Company to repurchase loans if the borrower defaults within a certain time period after the loan is sold, usually three to twelve months. The Company has not had to repurchase any loan sold in the secondary market in relation to these recourse obligations. The Company's commitments at March 31, 2003 are as follows (in thousands):

                                                                   Contractual
                                                                     Amount
                                                                   -----------

               Loan commitments and letters of credit               $ 21,311
                                                                    ========

               Undisbursed construction and line of credit loans    $ 41,717
                                                                    ========

               Loans sold with recourse obligations                 $ 26,617
                                                                    ========

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Comparison of Financial Condition at March 31, 2003 and September 30, 2002

Assets. Total assets decreased $35.7 million, or 4.1%, to $823.8 million at March 31, 2003 from $859.4 million at September 30, 2002. The decrease in total assets resulted primarily from:

> a $18.2 million decrease in securities available for sale. Strong mortgage refinancing activities, resulting from the continued decline in longer-term interest rates, has accelerated the repayments on many mortgage-related securities. The Company elected not to reinvest most of the funds to provide the liquidity to repay certain FHLB advances in early January, and
> a $17.0 million net decrease in the loan portfolio. The decrease in loans resulted from the Company's residential mortgage loan origination strategy during most of the period to originate and sell, on a servicing- released basis, fixed-rate loans due to the low interest-rate environment. This strategy has caused residential loan balances to decline, while increasing gains from selling the loans and related servicing rights. An increase in refinance activity has resulted in increased loan repayments as longer-term interest rates continued to decline. The reduction in the residential mortgage loan portfolio was offset partially by continued growth in the consumer and commercial loans outstanding. Management continues to focus on commercial and consumer loan originations, which totaled $39.7 million for the six months ended March 31, 2003.

Liabilities. Total liabilities decreased $37.2 million, or 4.9%, to $723.2 million at March 31, 2003 from $760.5 million at September 30, 2002. The decrease in total liabilities resulted from:

> a $6.1 million decrease in deposits. The decrease in deposits was primarily attributable to a $27.6 million decrease in certificates of deposit, partially offset by a $21.5 million increase in transaction accounts. We believe that the decrease in deposits in recent months has been caused by certain retail customers moving maturing certificates into the more liquid checking and money-market accounts due to the low interest-rate environment, or seeking higher yielding alternative investments or higher rates with our competitors. In addition, $5.5 million of maturing certificates from the State of Florida certificate program did not renew during the period, and
> a $28.3 million decrease in FHLB advances and other borrowings, primarily due to the maturity and repayment of $15.0 million of fixed-rate and adjustable-rate FHLB advances as well as a decrease of funds invested by the Company under the Treasury Investment Program, and
> a $2.9 million decrease in other liabilities. This decrease is primarily attributable to payment of mortgage customers annual real estate taxes held in escrow, as well as the vesting of the accrued contribution to the employee stock ownership plan for the plan year ended December 31, 2002.

Stockholders'   Equity.   The  increase  of  $1.6   million  in  the   Company's
stockholders' equity reflects:

>    net income for the six months ended March 31, 2003 of $2.6 million
>    repurchase shares of Company stock held in treasury at a cost $121,000 -
> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and allocation of the released shares
>    decrease in accumulated other comprehensive income of $985,000 -
>    dividends paid that totaled $699,000.


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

                                                              Three Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                               2003                               2002
                                              ------------------------------------    ------------------------------
                                                                          Average                           Average
                                                Average                    Yield/     Average                Yield/
                                                Balance       Interest     Cost       Balance    Interest    Cost
                                                -------       --------     ----       -------    --------    ----
                                                                           ($ in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................   $ 295,008          5,033      6.83%   $ 312,564       5,748      7.36%
   Consumer loans..........................     109,770          2,062      7.45       92,141       1,838      8.09
   Commercial loans........................      82,388          1,331      6.32       70,693       1,255      7.10
                                              ---------         ------              ---------      ------

       Total loans (1).....................     487,166          8,426      6.88      475,398       8,841      7.46

   Securities and other (2) (3)............     268,147          3,333      4.97      207,102       3,099      5.99
                                              ---------         ------              ---------      ------

       Total IEA (2).......................     755,313         11,759      6.20      682,500      11,940      7.01
                                                                ------                             ------

Noninterest-earning assets.................      68,445                                38,735
                                              ---------                             ---------

       Total assets........................   $ 823,758                             $ 721,235
                                              =========                             =========

Interest-bearing liabilities (IBL):
   Checking accounts.......................      79,463            193       .96       51,898         225      1.76
   Savings accounts........................      54,830            148      1.07       41,899         163      1.58
   Money-market accounts...................      75,327            310      1.63       51,460         300      2.36
   Certificate accounts....................     336,120          2,969      3.50      322,565       3,720      4.68
                                              ---------         ------              ---------      ------

       Total interest-bearing deposits.....     545,740          3,620      2.63      467,822       4,408      3.82

   FHLB advances and other borrowings......     140,932          1,741      4.83      132,349       1,722      5.20
                                              ---------         ------              ---------      ------

       Total IBL...........................     686,672          5,361      3.08      600,171       6,130      4.13
                                                                ------                             ------

Noninterest-bearing liabilities (4)........      35,586                                26,297
                                                -------                               -------

       Total liabilities...................     722,258                               626,468

Stockholders' equity.......................     101,500                                94,767
                                                -------                               -------                  -

       Total liabilities and stockholders'
           equity..........................   $ 823,758                             $ 721,235
                                              =========                             =========

Net interest income (2)....................                   $  6,398                           $  5,810
                                                              ========                           ========

Average IEA to IBL.........................         110%                                  114%
                                                    ===                                   ===

Interest-rate spread.......................                                 3.12%                              2.88%
                                                                            ====                               ====

Net interest margin........................                                 3.39%                              3.41%
                                                                            ====                               ====

(1)    Includes nonaccrual loans.
(2) Interest income and net interest income do not agree to the statement of earnings because the tax equivalent income (based on an effective tax rate of 34%) on municipal bonds is included in this schedule.
(3) Includes securities available for sale, interest-earning deposits and FHLB stock.
(4)    Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                                                     Six Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                               2003                                2002
                                              ------------------------------------    ------------------------------
                                                                          Average                         Average
                                                Average                    Yield/     Average                Yield/
                                                Balance       Interest     Cost       Balance    Interest    Cost
                                                -------       --------     ----       -------    --------    ----
                                                                            ($ in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................   $ 301,387         10,372      6.88%   $ 318,112      11,697      7.35%
   Consumer loans..........................     108,863          4,189      7.70       88,669       3,651      8.24
   Commercial loans........................      81,810          2,714      6.63       66,275       2,532      7.64
                                              ---------         ------              ---------      ------

       Total loans (1).....................     492,060         17,275      7.02      473,056      17,880      7.56

   Securities and other (2) (3)............     271,243          6,892      5.08      172,336       5,439      6.31
                                              ---------         ------              ---------      ------

       Total IEA (2).......................     763,303         24,167      6.33      645,392      23,319      7.23
                                                                ------                             ------

Noninterest-earning assets.................      68,421                                43,394
                                              ---------                             ---------

       Total assets........................   $ 831,724                             $ 688,786
                                              =========                             =========

Interest-bearing liabilities (IBL):
   Checking accounts.......................      77,225            416      1.08       44,133         374      1.70
   Savings accounts........................      54,822            343      1.25       34,875         268      1.54
   Money-market accounts...................      72,366            647      1.79       43,653         544      2.49
   Certificate accounts....................     343,552          6,338      3.69      303,814       7,425      4.89
                                              ---------         ------              ---------      ------

       Total interest-bearing deposits.....     547,965          7,744      2.83      426,475       8,611      4.04

   FHLB advances and other borrowings......     147,247          3,575      4.86      141,828       3,690      5.20
                                              ---------         ------              ---------      ------

       Total IBL...........................     695,212         11,319      3.26      568,303      12,301      4.33
                                                                ------                             ------

Noninterest-bearing liabilities (4)........      35,939                                25,853
                                               --------                             ---------

       Total liabilities...................     731,151                               594,156

Stockholders' equity.......................     100,573                                94,630
                                              ---------                              --------                     -

       Total liabilities and
           stockholders' equity............   $ 831,724                             $ 688,786
                                              =========                             =========

Net interest income (2)....................                   $ 12,848                           $ 11,018
                                                              ========                           ========

Average IEA and IBL........................         110%                                  114%
                                                    ===                                   ===

Interest-rate spread.......................                                 3.07%                              2.90%
                                                                            ====                               ====

Net interest margin........................                                 3.37%                              3.41%
                                                                            ====                               ====

(1)    Includes nonaccrual loans.
(2) Interest income and net interest income do not agree to the statement of earnings because the tax equivalent income (based on an effective tax rate of 34%) on municipal bonds is included in this schedule.
(3) Includes securities available for sale, interest-earning deposits and FHLB stock.
(4)    Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

Net Income. Net income for the three months ended March 31, 2003 decreased 11.0% to $1.1 million or $.20 per diluted share, compared to $1.2 million or $.22 per diluted share for the same period in 2002, as a result of an increase in noninterest expense, partially offset by increases in net interest income and noninterest income. Net interest income increased $581,000, or 10.2%, for the three months ended March 31, 2003 compared to the same period in 2002. This increase resulted from a $769,000 decrease in interest expense, partially offset by a decrease in interest income of $188,000. See the following discussions for an analysis of these items as well as discussions of noninterest income and noninterest expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 17.

> While the amount of residential loans outstanding decreased, consumer and commercial loan growth remained steady. Average balances of residential mortgages declined due to the Company's decision to sell low-rate mortgages during much of the year, coupled with the significant refinancing activity. While new loan originations totaled $32.0 million, $30.6 million in loans were paid off during the period. The consumer and commercial growth from quarter to quarter was impacted by loans acquired in the Branch Acquisition being included in the average balances for half a quarter for the three months ended March 31, 2002, versus the entire quarter for the three months ended March 31, 2003. The Company continues to emphasize commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Commercial and consumer loans represent approximately 39% of the average balance of the loan portfolio, compared to 34% last year.
> The average yield on loans decreased 58 basis points to 6.88%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinancings not only impact the residential mortgage loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment has caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.
> The average balances in the securities and other portfolio grew 29% as the Company invested approximately $85 million from the funds that were received in the Branch Acquisition, and to a lesser extent, continued to leverage the capital raised in recent years through strategic purchases of securities.
> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2002 to manage the interest rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 17.

                           FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

> The increase in average deposits is mainly attributable to $162 million in deposits assumed in the Branch Acquisition. The acquired deposits were included in the average balances for only half the quarter ended March 31, 2002, compared to a full quarter for the quarter ended March 31, 2003. Also, the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional deposit growth. The growth in average balances in interest checking and money-market accounts, together with certificates of deposit maturing and renewing at lower rates in the current interest rate environment, helped to reduce the overall cost of interest-bearing deposits by 119 basis points.
> Average FHLB advances and other borrowings outstanding increased $8.6 million this quarter compared to the same quarter last year. Certain FHLB fixed-rate advances were either prepaid or repaid at maturity, causing the advance balances to decline. However, a leveraging transaction involving U.S. agency securities was funded with $19.8 million in borrowings utilizing lower-cost reverse repurchase agreements.
> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided an immediate reduction in the cost of deposits, as well as advances and other borrowings.

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

The provision for loan losses was $180,000 for the three months ended March 31, 2003 compared to $170,000 for the three months ended March 31, 2002. The provision for loan losses increased for the current three-month period primarily as a result of increased consumer and commercial loan growth. The allowance for loan losses decreased to $4.4 million at March 31, 2003 from $4.8 million at March 31, 2002, due to higher charge-offs throughout the period. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. Higher charge-offs were anticipated on the loans acquired. The current allowance represents .91% of loans outstanding at March 31, 2003. The Company had net charge-offs of $211,000 for the three months ended March 31, 2003 compared to net charge-offs of $115,000 for the same period in 2002. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income increased $390,000 to $1.4 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The major changes were:

> An increase of $211,000 in service charges on loans and deposit accounts compared to the prior period, primarily related to the overall increase in accounts from the Branch Acquisition.
> An increase of $97,000 in net gain on sale of loans held for sale, as sales of residential mortgage loans in the secondary market increased slightly, while the average combination of servicing release premiums and sales premiums increased 72% compared to the same period last year.

                   FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

> Net gains on the sale of securities available for sale were $35,000 less than the gains in the comparable 2002 period;
> An increase of $65,000 in earnings on bank-owned life insurance policies, primarily due to earnings on premiums of $4.5 million for additional policies purchased in March and April 2002; and
> An increase of $52,000 in other income, primarily due to commission income received from the Company's annuity sales program that began in September 2002.

Noninterest Expense. Noninterest expense increased by $1.2 million to $6.0 million for the three months ended March 31, 2003 from $4.9 million for the three months ended March 31, 2002. >> Salaries and employee benefits increased $65,000 primarily due to:

     - an increase of $113,000 related to the seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $26,000 for one new full-service branch that was opened during the quarter,
     -    4%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments,
     - a $40,000 increase due to ten additional staff positions, including two management positions,
     - Commissions increased $118,000 as residential mortgage loan origination production increased over 26%, a revised retail incentive plan resulted in increased sales of products and services, and annuity sales generated incentive payments during the year,
     - a $60,000 increase in ESOP costs due to the increased price of Company stock,
     - an increase of $73,000 for health insurance costs due to the growth in our employee base as well as increased claims experience,
     - a decrease of $131,000 for various incentive bonuses that were paid in 2002,
     -    a decrease of $32,000 in overtime compensation, and
     - a change in the estimate of the direct cost of originating loans reduced compensation by $236,000.

> Occupancy expense increased $142,000, primarily due to the addition of seven new offices in the Branch Acquisition and the opening of one new retail sales office in November 2002.
> Core deposit intangible amortization expense increased $180,000 due to a full quarter amortization in 2003 versus a partial quarter amortization in 2002.
> Data processing expense increased $56,000 due to the expanded branch network resulting from the Branch Acquisition and the opening of one new retail sales office in November 2002.
> Professional fees increased $217,000 primarily due to the write-off of merger-related legal expenses resulting from the cancellation of the merger agreement between the Company and BB&T.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>    Other non-interest expenses increased $484,000 due to:

     - the write-off of $262,000 of merger-related expenses resulting from the cancellation of the merger agreement between the Company and BB&T, and
     - a $35,000 increase in telecommunication expenses and related to the expanded branch network and communication channel upgrades, and
     - a $39,000 increase in insurance expense due to the higher premiums that prevail in the commercial insurance marketplace, and
     - $40,000 in security guard expense for increased protection of customers and employees deemed necessary after the Company experienced a series of robberies during fiscal 2002. The actual dollar losses from the robberies were not significant.

     The other increases are attributable to correspondent bank service charges, item processing costs, debit card expenses related to the overall growth of the Company and consumer loan expenses related to a no-closing-cost home equity loan program ran during the last half of 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Operating Results for the Six Months Ended March 31, 2003 and 2002

Net Income. Net income for the six months ended March 31, 2003 increased 1.1% to $2.6 million or $.48 per diluted share, compared to $2.5 million or $.47 per diluted share for the same period in 2002, as a result of increases in net interest income and noninterest income, offset by an increase in noninterest expense, partially offset by an increase in noninterest expense. Net interest income increased $1.8 million, or 16.8%, for the six months ended March 31, 2003 compared to the same period in 2002. This increase resulted from an increase in interest income of $834,000 and a decrease in interest expense of $982,000. See the following discussions for an analysis of these items as well as discussions of noninterest income and noninterest expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 18.

While the amount of residential loans outstanding decreased slightly, consumer and commercial loan growth remained steady. Average balances of residential mortgages declined due to the Company's decision to sell low-rate mortgages during much of the year, coupled with the significant refinancing activity. While new loan originations totaled $71.7 million during the six months ended March 31, 2003, $64.7 million in loans were paid-off during the period. The consumer and commercial growth for the six months ended March 31, 2003 compared to the same period in 2002 was impacted by loans acquired in the Branch Acquisition being included in the average balances for the entire six months ended March 31, 2003 compared to only four and one-half months for the same period in 2002. The Company continues to emphasize commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Commercial and consumer loans represent approximately 38% of the average balance of the loan portfolio, compared to 33% last year.

> The average yield on loans decreased 54 basis points to 7.02%, for the six months ended March 31, 2003 compared to the same period in 2002. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinancings not only impact the residential mortgage loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment has caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.
> While the amount of residential loans outstanding decreased slightly, consumer and commercial loan growth remained steady. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities.
> The average balances in the securities and other portfolio grew 57% as the Company invested approximately $85 million from the funds that were received in the Branch Acquisition, and to a lesser extent, continued to leverage the capital raised in recent years through strategic purchases of securities.
> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2002 to manage the interest rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 18.

> The increase in average deposits is mainly attributable to $162 million in deposits assumed in the Branch Acquisition. Also, the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional deposit growth. The growth in average balances in interest checking and money-market accounts, together with certificates of deposit maturing and renewing at lower rates in the current interest rate environment, helped reduce the overall cost of interest-bearing deposits by 121 basis points.
> Average FHLB advances and other borrowings outstanding increased only slightly this period compared to the same period last year. Certain FHLB fixed-rate advances were either prepaid or repaid at maturity, causing the advance balances to decline. However, leveraging transactions involving U.S. agency securities were funded with borrowings through lower-cost reverse repurchase agreements.
> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided an immediate reduction in the cost of deposits, as well as advances and other borrowings.

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

The provision for loan losses was $360,000 for the six months ended March 31, 2003 compared to $320,000 for the six months ended March 31, 2002. The provision for loan losses increased for the current six-month period primarily as a result of increased consumer and commercial loan growth. The allowance for loan losses decreased to $4.4 million at March 31, 2003 from $4.8 million at March 31, 2002 due to higher charge-offs throughout the period. An additional $1.0 million was added to the allowance for loan losses related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. Higher charge-offs were anticipated on the loans acquired. The current allowance represents .91% of loans outstanding at March 31, 2003. The Company had net charge-offs of $435,000 for the six months ended March 31, 2003 compared to net charge-offs of $171,000 for the same period in 2002. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income increased $1.1 million to $3.0 million for the six months ended March 31, 2003 from $1.9 million for the six months ended March 31, 2002. The major changes were:

> An increase of $426,000 in service charges on loans and deposit accounts compared to the prior period, primarily related to the overall increase in accounts from the Branch Acquisition,

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



> An increase of $241,000 in net gain on sale of loans held for sale, as the majority of the residential mortgage loan production during the current period was sold in the secondary market due to current interest rates being below the Company's threshold for retaining the loans in its portfolio,
> Net gains on the sale of securities available for sale were $154,000 higher than the gains for the same period in 2002,
> An increase of $141,000 in earnings on bank-owned life insurance policies, primarily due to earnings on premiums of $4.5 million for additional policies purchased in March and April 2002, and
> An increase of $122,000 in other income primarily due to commission income received from the Company's annuity sales program that began in September 2002.

Noninterest Expense. Noninterest expense increased by $2.8 million to $11.6 million for the six months ended March 31, 2003 from $8.8 million for the six months ended March 31, 2002.

>    Salaries and employee benefits increased $554,000 primarily due to:

     - $405,000 related to seven retail sales offices acquired in the Branch Acquisition (56 staff members), and $39,000 for one new full-service branch that was opened during the period,
     -    4%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments,
     - a $120,000 increase due to ten additional staff positions, including two management positions.
     -    a $40,000  decrease in overtime  compensation,
     - commissions increased $268,000 as residential mortgage loan origination production increased over 28%, a revised retail incentive plan resulted in increased sales of products and services, and annuity sales generated incentive payments during the period.
     - a $75,000 increase in ESOP costs due to the increased price of Company stock,
     - an increase of $192,000 for health insurance costs due to the growth in our employee base as well as increased claims experience, and
     - a change in the estimate of the direct cost of originating loans reduced compensation by $526,000.

> Occupancy expense increased $395,000, primarily due to the addition of seven new offices in the Branch Acquisition and the opening of one new retail sales office in November 2002.
> Postage and office supplies increased $65,000 primarily due to the Branch Acquisition and the conversion to a proof of deposit ("POD") balancing environment.
> An increase in core deposit intangible amortization expense of $585,000 resulting from the Branch Acquisition.
> Data processing expense increased $99,000 due to the expanded branch network resulting from the Branch Acquisition and the opening of one new retail sales office in November 2002.
> Professional fees increased $247,000 primarily due to the write-off of merger-related legal expenses resulting from the cancellation of the merger agreement between the Company and BB&T.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>    Other noninterest expenses increased $817,000 due to:

     - the write-off of $262,000 of merger-related expenses resulting from the cancellation of the merger agreement between the Company and BB&T, and
     - a $103,000 increase in telecommunication expenses related to the expanded branch network and communication channel upgrades, and
     - a $60,000 increase in insurance expense due to the higher premiums that prevail in the commercial insurance marketplace, and
     - $131,000 in security guard expense for increased protection of customers and employees deemed necessary after the Company experienced a series of robberies during fiscal 2002. The actual dollar losses from the robberies were not significant.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of December 31, 2002. Although the results of the NPV model are not yet available for March 31, 2003, it is anticipated that the NPV Ratio for all rate scenarios will not be materially different than those below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).

                                                       NPV as % of
                  Net Portfolio Value ("NPV")     Present Value of Assets
                  ---------------------------     -----------------------
      Change                                                 Basis Point
    In Rates    $ Amount   $ Change   % Change    NPV Ratio   Change
    --------    --------   --------   --------    ---------   ------

     +300 bp      57,284   (32,719)      (36)%      6.98%      (325)
     +200 bp      70,821   (19,182)      (21)%      8.41%      (182)
     +100 bp      83,433    (6,570)       (7)%      9.67%       (57)
        0 bp      90,003         -         - %     10.23%         -
     -100 bp      90,051        48        .1       10.12%       (12)

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

(b) Reports on Form 8-K:


         A Form 8-K was filed on March 17, 2003 under Item 5 announcing that BB&T Corporation withdrew their application previously filed with the OTS to acquire more than 10% of the Registrant's stock within three years of its second-step conversion.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLORIDAFIRST BANCORP, INC.
                                             (Registrant)




Date:  May 14, 2003                       By: /s/Gregory C. Wilkes
      -----------------------                 ----------------------------------------------------------
                                              Gregory C. Wilkes, President and Chief Executive
                                              Officer (Principal Executive Officer)




Date:  May 14, 2003                       By: /s/Kerry P. Charlet
      -----------------------                 ----------------------------------------------------------
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


        Date: May 14, 2003          By:  /s/ Gregory C. Wilkes
             ---------------             ---------------------------------------
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



Date: May 14, 2003          By:  /s/ Kerry P. Charlet
     -------------------         -----------------------------------------------
                                 Kerry P. Charlet, Chief Financial Officer