Form 10-Q
period 2003-06-30
FLORIDAFIRST BANCORP INC
filed 2003-08-13
CIK 1123276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act
--   of 1934

For the quarterly period ended June 30, 2003

                                       OR

     Transition report under Section 13 or 15(d) of the Securities Exchange Act
--   of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-32139
                       --------


                           FLORIDAFIRST BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Florida                                                59-3662010
---------------------------                                --------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
          -------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                              ---    ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act): YES  X   NO
                                                    ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.10 per share                    5,378,524 shares
--------------------------------------             -----------------------------
           (class)                                 Outstanding at August 4, 2003

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page
                                                                           ----

     Condensed Consolidated Balance Sheets -
       At June 30, 2003 (unaudited) and At September 30, 2002.................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended June 30, 2003 and 2002 (unaudited).........3

     Condensed Consolidated Statements of Stockholders' Equity -
       Nine Months Ended June 30, 2003 and 2002 (unaudited).................4-5

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended June 30, 2003 and 2002 (unaudited).................6-7

     Notes to Condensed Consolidated Financial Statements (unaudited)......8-12

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................13-26

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk........27

   Item 4.  Controls and Procedures..........................................27

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................28

   Item 2.  Changes in Securities and Use of Proceeds........................28

   Item 3.  Defaults Upon Senior Securities..................................28

   Item 4.  Submission of Matters to a Vote of Security Holders..............28

   Item 5.  Other Information................................................29

   Item 6.  Exhibits and Reports on Form 8-K.................................29

SIGNATURES...................................................................30

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                                  At
                                                                       -----------------------------
                                                                       June 30,        September 30,
    Assets                                                              2003               2002
    ------                                                              ----               ----
                                                                     (unaudited)

Cash and due from banks...........................................   $  25,842            14,119
Interest-earning deposits.........................................           -            16,509
                                                                     ---------           -------

         Total cash and cash equivalents..........................      25,842            30,628

Securities available for sale.....................................     256,404           272,624
Loans, net of allowance for loan losses of $4,586 and $4,519......     495,063           499,364
Premises and equipment, net.......................................      14,282            14,721
Federal Home Loan Bank stock, at cost.............................       6,225             6,966
Cash surrender value of bank-owned life insurance.................      16,846            16,128
Core deposit intangible, net......................................      10,391            11,576
Other assets  ....................................................       7,134             7,439
                                                                     ---------           -------

              Total assets........................................   $ 832,187           859,446
                                                                     =========           =======

   Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits..................................   $  33,809            31,265
    Interest-bearing deposits.....................................     542,734           556,166
                                                                     ---------           -------

              Total deposits......................................     576,543           587,431

    Federal Home Loan Bank advances...............................     124,500           129,500
    Other borrowings..............................................      20,567            34,834
    Other liabilities.............................................       8,155             8,703
                                                                     ---------           -------

              Total liabilities...................................     729,765           760,468
                                                                     ---------           -------

Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding...............................           -                 -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,533,785 and 5,528,452 issued...........................         553               553
    Additional paid-in capital....................................      52,353            52,044
    Retained earnings.............................................      54,121            50,809
    Treasury stock, at cost, 155,261 and 150,000 shares...........      (2,806)           (2,680)
    Unallocated shares held by the employee stock ownership plan..      (4,328)           (4,869)
    Unallocated shares held by the restricted stock plan..........      (2,082)           (2,082)
    Accumulated other comprehensive income........................       4,611             5,203
                                                                     ---------           -------

              Total stockholders' equity..........................     102,422            98,978
                                                                     ---------           -------

              Total liabilities and stockholders' equity..........   $ 832,187           859,446
                                                                     =========           =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Earnings (Unaudited)
                    (In thousands, except per share amounts)


                                                               Three Months Ended           Nine Months Ended
                                                                   June 30,                      June 30,
                                                               --------------------       ----------------------
                                                                2003         2002          2003           2002
                                                                ----         ----          ----           ----
Interest income:
    Loans.................................................  $   8,210        9,184         25,485        27,064
    Securities and other..................................      2,954        3,764          9,604         8,975
                                                            ---------     --------       --------     ---------

         Total interest income............................     11,164       12,948         35,089        36,039
                                                            ---------     --------       --------     ---------

Interest expense:
    Deposits..............................................      3,262        4,775         11,006        13,386
    Federal Home Loan Bank advances and other borrowings..      1,639        1,615          5,214         5,305
                                                            ---------     --------       --------     ---------

         Total interest expense...........................      4,901        6,390         16,220        18,691
                                                            ---------     --------       --------     ---------

Net interest income.......................................      6,263        6,558         18,869        17,348

Provision for loan losses.................................        180          180            540           500
                                                            ---------     --------       --------     ---------

Net interest income after provision for loan losses.......      6,083        6,378         18,329        16,848
                                                            ---------     --------       --------     ---------

Noninterest income:
    Fees and service charges..............................        698          697          2,012         1,585
    Net gain on sale of loans held for sale...............         56           33            488           224
    Net gain on sale of securities available for sale.....        875          296          1,233           500
    Earnings on bank-owned life insurance.................        237          244            718           584
    Other.................................................        227          318            611           580
                                                            ---------     --------       --------     ---------

         Total noninterest income.........................      2,093        1,588          5,062         3,473
                                                            ---------     --------       --------     ---------

Noninterest expense:
    Salaries and employee benefits........................      2,669        2,897          8,200         7,874
    Occupancy expense.....................................        851          834          2,561         2,149
    Marketing.............................................        105           77            349           282
    Data processing.......................................        189          172            551           435
    Postage and office supplies...........................        133          130            470           402
    Professional fees.....................................        122          129            583           343
    Amortization of core deposit intangible...............        375          450          1,185           675
    Other.................................................      1,032        1,024          3,131         2,306
                                                            ---------     --------       --------     ---------

         Total noninterest expense........................      5,476        5,713         17,030        14,466
                                                            ---------     --------       --------     ---------

Income before income taxes................................      2,700        2,253          6,361         5,855

         Income taxes.....................................        883          681          1,973         1,741
                                                            ---------     --------       --------     ---------

Net income................................................  $   1,817        1,572          4,388         4,114
                                                            =========     ========       ========     =========

Earnings per share:

    Basic.................................................  $     .36          .31            .87           .80
                                                            =========     ========       ========     =========

    Diluted...............................................  $     .34          .29            .83           .77
                                                            =========     ========       ========     =========

Weighted-average common and common equivalent shares outstanding (in thousands):

    Basic.................................................      5,068        5,098          5,056         5,114
                                                            =========     ========       ========     =========

    Diluted...............................................      5,335        5,342          5,318         5,377
                                                            =========     ========       ========     =========

Cash dividends per share..................................  $     .07          .06            .20           .17
                                                            =========     ========       ========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

                For the Nine Months Ended June 30, 2003 and 2002
                   ($ in thousands, except per share amounts)

                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                Common Stock      Additional                          Held       Shares      Compre-       Total
                             --------------------   Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                             Shares        Amount   Capital    Earnings     Stock     ESOP       the RSP     Income       Equity
                             ------        ------   -------    --------     -----     ----       -------     ------       ------
Balance at September
   30, 2001...............  5,521,850      $ 552      52,059     46,454     (481)   (5,410)       (986)      1,626        93,814
                                                                                                                          -------

Comprehensive income:
   Net income.............          -          -           -      4,114        -         -           -           -         4,114

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     benefit of $590......          -          -           -          -        -         -           -       1,005         1,005
                                                                                                                          ------

Comprehensive income......                                                                                                 5,119
                                                                                                                          ------

15,000 and 121,700 shares
   acquired for treasury
   and RSP, respectively,
   at cost................          -          -           -          -   (2,199)        -      (2,286)          -        (4,485)

Proceeds from exercise
   of stock options.......      2,144          -          18          -        -         -           -           -            18

Cash dividends
   ($.17 per share).......          -          -           -       (926)       -         -           -           -          (926)

Fair value of ESOP and
   RSP shares allocated...          -          -          (9)         -        -       541         203           -           735
                            ---------      -----      ------     ------   ------    ------      ------       -----        ------

Balance at June 30,
   2002..................   5,523,994      $ 552      52,068     49,642   (2,680)   (4,869)     (3,069)      2,631        94,275
                            =========      =====      ======     ======   ======    ======      ======       =====        ======

                                                                                                                      (Continued)

                                       4

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                Common Stock       Additional                         Held       Shares      Compre-       Total
                              -------------------   Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                              Shares       Amount   Capital    Earnings     Stock     ESOP       the RSP     Income        Equity
                              ------       ------   -------    --------     -----     ----       -------     ------        ------

Balance at September 30,
   2002...................  5,528,452      $ 553      52,044     50,809   (2,680)   (4,869)     (2,082)      5,203        98,978
                                                                                                                          ------

Comprehensive income:
   Net income.............          -          -           -      4,388        -         -           -           -         4,388

   Net change in
     unrealized gain
     on securities
     available for sale,
     net of tax benefit
     of $347..............          -          -           -          -        -         -          -         (592)         (592)
                                                                                                                         -------

Comprehensive income......                                                                                                 3,796
                                                                                                                         -------

5,261 shares acquired for
   treasury, at cost......          -          -           -          -     (126)         -          -           -          (126)

Proceeds from exercise
   of stock options.......      5,333          -          49          -        -         -           -           -            49

Cash dividends ($.20
   per share).............          -          -           -     (1,076)       -         -           -           -        (1,076)

Fair value of ESOP
   shares allocated.......          -          -         260          -        -       541           -           -           801
                            ---------      -----      ------     ------   ------    ------      ------       -----       -------
Balance at June 30,
   2003...................  5,533,785      $ 553      52,353     54,121   (2,806)   (4,328)     (2,082)      4,611       102,422
                            =========      =====      ======     ======   ======    ======      ======       =====       =======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                 2003            2002
                                                                                 ----            ----
Cash flows from operating activities:
    Net income............................................................     $ 4,388           4,114
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses........................................         540             500
         Deferred income taxes............................................          10               -
         Depreciation.....................................................       1,149             995
         Amortization of core deposit intangible..........................       1,185             675
         Net amortization of premiums and discounts on securities.........       1,111              89
         Net gain on sale of securities available for sale................      (1,233)           (500)
         Net gain on sale of loans held for sale..........................        (488)           (224)
         Proceeds from sales of loans held for sale.......................      26,648          18,088
         Loans originated for sale........................................     (24,861)        (16,975)
         Earnings on bank-owned life insurance............................        (718)           (584)
         Net decrease (increase) in other assets..........................         417            (904)
         Net increase in other liabilities................................         590             624
                                                                               -------         -------

              Net cash provided by operating activities...................       8,738           5,898
                                                                               -------         -------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale...............................................     131,087          72,366
    Purchase of securities available for sale.............................    (115,684)       (189,799)
    Net decrease in loans, exclusive of branch acquisition................       1,891           7,894
    Net redemption of FHLB stock..........................................         741             864
    Purchase of bank-owned life insurance.................................           -          (4,500)
    Purchases of premises and equipment, exclusive of branch
         acquisition......................................................        (710)         (3,406)
    Net proceeds from sales of foreclosed assets..........................         459             391
                                                                               -------         -------

              Net cash provided by (used in) investing activities.........      17,784        (116,190)
                                                                               -------         -------

Cash flows from financing activities:
    Cash received upon purchase of deposits...............................           -         120,922
    Net (decrease) increase in deposits, exclusive of
         branch acquisition...............................................     (10,888)         13,992
    Net decrease in FHLB advances.........................................      (5,000)        (24,200)
    Net decrease in other borrowings......................................     (14,267)           (324)
    Payments to acquire treasury stock....................................        (126)         (2,199)
    Payments to acquire shares held by the RSP............................           -          (2,286)
    Dividends paid........................................................      (1,076)           (926)
    Net proceeds received from issuance of common stock...................          49              18
                                                                               -------         -------

              Net cash (used in) provided by financing activities.........     (31,308)        104,997
                                                                               -------         -------

Net decrease in cash and cash equivalents.................................      (4,786)         (5,295)

Cash and cash equivalents at beginning of period..........................      30,628          21,676
                                                                               -------         -------

Cash and cash equivalents at end of period................................     $25,842          16,381
                                                                               =======         =======

                                                                    (continued)

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                           --------------------
                                                                           2003            2002
                                                                           ----            ----
Supplemental  disclosure of cash flow  information -
    Cash paid during the period for:

         Interest..................................................      $16,606           18,556
                                                                         =======          =======

         Taxes.....................................................      $   880            1,799
                                                                         =======          =======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets............................      $   597              801
                                                                         =======          =======

    Loans originated on sale of foreclosed assets..................      $    26                -
                                                                         =======          =======

    Change in unrealized gain on securities available
         for sale, net of tax......................................      $  (592)           1,005
                                                                         =======          =======

    Fair value of restricted stock plan shares distributed.........      $     -              140
                                                                         =======          =======

    Fair value of ESOP shares allocated............................      $   801              595
                                                                         =======          =======

    Transfer land from premises and equipment to other assets......      $     -            1,199
                                                                         =======          =======

    Acquisition of branches:
         Fair value of premises and equipment acquired.............      $     -            2,449
                                                                         =======          =======

         Fair value of loans acquired..............................      $     -           26,095
                                                                         =======          =======

         Core deposit intangible...................................      $     -           12,656
                                                                         =======          =======

         Deposits assumed..........................................      $     -           41,200
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

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the interim condensed consolidated financial statements have been included. The results of operations for the three- and nine-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(2)  Loans

     Loans consist of the following (in thousands):

                                                                            At
                                                                -----------------------------
                                                                  June 30,      September 30,
                                                                   2003             2002
                                                                -----------    --------------
                                                                (unaudited)
              Loans secured by mortgages on real estate:

               Residential 1-4 (1):
                  Permanent..................................... $ 282,353          301,622
                  Construction..................................    25,163           29,058
               Commercial real estate...........................    63,365           58,177
               Land.............................................    11,504           15,806
                                                                 ---------         --------

              Total mortgage loans..............................   382,385          404,663

              Consumer loans....................................   120,752          107,581
              Commercial loans..................................    11,860           10,806
                                                                 ---------         --------

              Total loans  .....................................   514,997          523,050

              Allowance for loan losses.........................    (4,586)          (4,519)
              Construction loans in process.....................   (15,348)         (19,167)
                                                                 ---------         --------

              Loans, net   ..................................... $ 495,063          499,364
                                                                 =========         ========

     (1) Includes loans held for sale of $1,737 and $3,036 at June 30, 2003 and September 30, 2002, respectively.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

     The activity in the allowance for loan losses is as follows (in thousands):

                                                                  Three Months Ended              Nine Months Ended
                                                                       June 30,                       June 30,
                                                                  ------------------           ---------------------
                                                                  2003          2002           2003            2002
                                                                  ----          ----           ----            ----

                Balance at beginning of period...............   $ 4,444        4,801          4,519           3,652
                Provision for loan losses....................       180          180            540             500
                Allowance acquired...........................         -            -              -           1,000
                Net loan charge-offs.........................       (38)        (267)          (473)           (438)
                                                                -------        -----          -----           -----

                Balance at end of period.....................   $ 4,586        4,714          4,586           4,714
                                                                =======        =====          =====           =====


     No loans were identified as impaired at or during the three months or nine months ended June 30, 2003 or 2002.

     Nonaccrual and past due loans were as follows (in thousands):


                                                                          At
                                                               --------------------------
                                                               June 30,      September 30,
                                                                2003             2002
                                                                ----             ----

                Nonaccrual loans.............................  $ 1,277          1,191
                Accruing loans past due 90 days or more......        -              -
                                                               -------          -----

                                                               $ 1,277          1,191
                                                               =======          =====

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



(4)  Other Events, Continued

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

                                                                    Three Months Ended              Nine Months Ended
                                                                          June 30,                        June 30,
                                                                    ---------------------         ----------------------
                                                                      2003          2002           2003            2002
                                                                      ----          ----           ----            ----
         Weighted-average shares of common stock issued and
               outstanding before adjustments for ESOP........       5,374         5,479          5,376           5,484

        Adjustments to reflect the effect of unallocated ESOP
               shares.........................................        (306)         (381)          (320)           (370)
                                                                    ------        ------         ------          ------

         Weighted-average shares for basic earnings per
               share..........................................       5,068         5,098          5,056           5,114
                                                                    ======        ======         ======          ======

         Basic earnings per share.............................      $  .36           .31            .87             .80
                                                                    ======        ======         ======          ======

         Weighted-average shares for basic earnings per
               share..........................................       5,068         5,098          5,056           5,114

         Additional  dilutive  shares  using the  average market
               value for the period  utilizing  the  treasury
               market  stock  method regarding  stock
               options and outstanding restricted stock shares         267           244            262             263
                                                                    ------        ------         ------          ------

         Weighted-average common shares and equivalents
               outstanding for diluted earnings per share.....       5,335         5,342          5,318           5,377
                                                                    ======        ======         ======          ======

         Diluted earnings per share ..........................      $  .34           .29            .83             .77
                                                                    ======        ======         ======          ======


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

     Under the Option Plans, the Company is authorized to issue up to 593,848 shares in connection with stock options granted to directors, officers and employees of the Company. At June 30, 2003, 13,958 options were available for future grants under the Option Plans. A summary of stock option transactions for the nine months ended June 30, 2003 and 2002 follows:

                                                                    Range of Per       Weighted-
                                                     Number of      Share Option      Average Per
                                                      Options          Price          Share Price
                                                      -------          -----          -----------

         Outstanding at September 30, 2001........     273,624    $ 7.63 - 10.23          8.23

         Exercised................................      (2,144)             8.24          8.24

         Granted..................................     311,750     16.03 - 19.20         16.06
                                                       -------

         Outstanding at June 30, 2002.............     583,230    $ 7.63 - 19.20         12.47
                                                       =======    ==============        ======



         Outstanding at September 30, 2002........     578,772    $ 7.63 - 19.20         12.45

         Exercised................................      (5,333)     8.24 - 16.03          9.04

         Forfeited................................      (7,713)    16.03 - 19.20         17.18
                                                       -------

         Outstanding at June 30, 2003.............     565,726    $ 7.63 - 16.03         12.73
                                                       =======    ==============        ======


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

                                                                                                  Nine Months Ended
                                                                                                      June 30,
                                                                                               --------------------
                                                                                               2003            2002
                                                                                               ----            ----
               Grant-date fair value per option of options issued
                    during the period....................................................       N/A         $ 5.75
                                                                                                ===           ====
               Assumptions:
                    Risk-free rate of return.............................................       N/A           5.43%
                    Annualized dividend..................................................       N/A            1.5%
                    Estimated stock price volatility.....................................       N/A             22%
                    Expected life of options granted.....................................       N/A       10 years




                                                                 Three Months Ended              Nine Months Ended
                                                                       June 30,                       June 30,
                                                                 --------------------          --------------------
                                                                  2003           2002          2003            2002
                                                                  ----           ----          ----            ----

          Net income, as reported.........................    $  1,817          1,572         4,388           4,114
          Deduct:  Total stock-based employee
              compensation determined under the fair
              value based method for stock options
              awarded, net of related tax benefit.........         (95)          (246)         (285)           (525)
                                                              --------        -------        ------       ---------
          Proforma net income.............................    $  1,722          1,326         4,103           3,589
                                                              ========        =======        ======       =========
          Basic earnings per share:
              As reported.................................    $    .36            .31           .87             .80
                                                              ========        =======        ======       =========
              Proforma....................................    $    .34            .26           .81             .70
                                                              ========        =======        ======       =========
          Diluted earnings per share:
              As reported.................................    $    .34            .29           .83             .77
                                                              ========        =======        ======       =========
              Proforma....................................    $    .32            .25           .77             .67
                                                              ========        =======        ======       =========

     Both net income, as reported and proforma was reduced by approximately $143,000 and $136,000 for the three months and $428,000 and $405,000 for the nine months ended June 30, 2003 and 2002, respectively, relating to the vesting of shares awarded under the RSP Plan using the grant-date market value of the common stock.

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

Cash and cash equivalents decreased $4.8 million for the nine months ended June 30, 2003 to $25.8 million. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                            (In Millions)
                                                                            -------------

       Cash provided by operations.......................................       $   8.7
       Net decrease in FHLB advances.....................................          (5.0)
       Net decrease in other borrowings..................................         (14.3)
       Net decrease in deposits..........................................         (10.9)
       Maturities, sales, calls and repayments on securities available
         for sale........................................................         131.1
       Purchases of securities available for sale........................        (115.7)
       Net decrease in loans.............................................           1.9
       Purchase premises and equipment...................................           (.7)
       Dividends paid....................................................          (1.1)
       Other, net........................................................           1.2
                                                                                -------

       Net increase in cash and cash equivalents.........................       $  (4.8)
                                                                                =======


See "Comparison of Financial Condition at June 30, 2003 and September 30, 2002" for discussion of significant cash flows.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


On June 30, 2003, the Bank was in compliance with its three minimum regulatory capital requirements as follows:

                                                   Amount         Percent
                                                   ------         -------
                                               (In thousands)

       Tangible capital.....................     $ 68,464          8.42%
       Tangible capital requirement.........       12,199          1.50
       Excess over requirement..............       56,265          6.92

       Core capital.........................       68,464          8.42
       Core capital requirement.............       32,530          4.00
       Excess over requirement..............       35,934          4.42

       Risk based capital...................       73,050         14.04
       Risk based capital requirement.......       41,610          8.00
       Excess over requirement..............       31,440          6.04

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



A  summary  of  the  amounts  of  the  Company's  financial  instruments,   with
off-balance sheet risk at June 30, 2003, follows (in thousands):


                                                                Contractual
                                                                   Amount
                                                                   ------

          Loan commitments and letters of credit................  $ 10,927
                                                                  ========

          Undisbursed construction and line of credit loans.....  $ 50,265
                                                                  ========

          Loans sold with recourse obligations  ................  $ 27,503
                                                                  ========


Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Comparison of Financial Condition at June 30, 2003 and September 30, 2002

Assets. Total assets decreased $27.3 million, or 3.2%, to $832.2 million at June 30, 2003 from $859.4 million at September 30, 2002. The decrease in total assets resulted primarily from:

>> a $16.2 million decrease in securities available for sale. Strong mortgage refinancing activities, resulting from the continued decline in longer-term interest rates, has accelerated the repayments on many mortgage-related securities. The Company elected not to reinvest most of the funds to provide the liquidity to repay certain FHLB advances in early January,

>> a $4.3 million net decrease in the loan portfolio. The decrease in loans resulted from increased refinance activity (increased loan repayments) in the residential mortgage loan portfolio throughout the period as longer-term interest rates continued to decline. In addition, during the first three months of the period, the Company's residential mortgage strategy was to originate and sell longer-term fixed-rate loans in order to minimize future interest rate risk. The reduction in the residential mortgage loan portfolio was offset partially by continued growth in the consumer and commercial loans outstanding. Management continues to focus on commercial and consumer loan originations, which totaled $83.3 million for the nine months ended June 30, 2003, and

>> a $4.8 million decrease in cash and cash equivalents. The decision to retain the majority of mortgage originations during the recent quarter, together with the increased consumer and commercial loan originations, has caused the decline in the balance of cash and cash equivalents.

Liabilities. Total liabilities decreased $30.7 million, or 4.0%, to $729.8 million at June 30, 2003 from $760.5 million at September 30, 2002. The decrease in total liabilities resulted from:

>> a $10.9 million decrease in deposits. The decrease in deposits was primarily attributable to a $39.2 million decrease in certificate accounts, partially offset by a $28.3 million increase in transaction accounts. We believe that the decrease in certificate accounts in recent months has been caused by certain retail customers moving maturing certificates into the more liquid checking and money-market accounts due to the low interest-rate environment, or seeking higher yielding alternative investments. In addition, $15.5 million from the State of Florida certificate program matured during the period.

>> a $19.3 million decrease in FHLB advances and other borrowings, primarily due to the maturity and repayment of $15.0 million of FHLB term advances and maturity of $5.5 million of reverse repurchase agreements. In addition, an $8.8 million decrease of funds borrowed by the Company under the Treasury Investment Program was replaced with $10.0 million of FHLB overnight borrowings.

Stockholders'   Equity.   The  increase  of  $3.4   million  in  the   Company's
stockholders' equity reflects:

>>   net income for the nine months ended June 30, 2003 of $4.4 million

>>   repurchase shares of Company stock held in treasury at a cost of $126,000

>> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and allocation of the released shares

>>   decrease  in  accumulated  other  comprehensive  income  of  $592,000

>>   dividends paid that totaled $1.1 million.


The decreased value in accumulated other comprehensive income resulted from the fluctuation in market value of the Company's securities available for sale. Because of continued interest-rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim and year-end period.

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


                                                                       Three Months Ended June 30,
                                                  -------------------------------------------------------------------
                                                               2003                                2002
                                                  -------------------------------------------------------------------
                                                                         Average                             Average
                                                  Average                Yield/        Average               Yield/
                                                  Balance     Interest    Cost         Balance   Interest     Cost
                                                  -------     --------   -------       -------   --------   -------
                                                                          ($ in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................      $ 290,009    $  4,752      6.55%     $ 313,507  $  5,690      7.26%
   Consumer loans..........................        113,489       2,144      7.56        101,725     2,075      8.16
   Commercial loans........................         81,963       1,314      6.41         73,488     1,419      7.72
                                                 ---------    --------                 --------  --------

       Total loans (1).....................        485,461       8,210      6.76        488,720     9,184      7.52

   Securities and other (2)(3).............        265,019       3,076      4.64        254,561     3,883      6.10
                                                 ---------    --------                ---------  --------

       Total IEA (2).......................        750,480      11,286      6.02        743,281    13,067      7.03
                                                              --------                           --------

Other assets...............................         67,633                               59,891
                                                 ---------                            ---------

       Total assets........................      $ 818,113                            $ 803,172
                                                 =========                            =========

Interest-bearing liabilities (IBL):
   Interest checking.......................      $  84,990         156       .74      $  70,835       323      1.83
   Savings accounts........................         54,887         128       .94         55,315       230      1.67
   Money-market accounts...................         81,501         254      1.25         64,799       374      2.31
   Certificate accounts....................        321,356       2,724      3.40        354,429     3,848      4.35
                                                 ---------    --------                ---------  --------

       Total interest-bearing deposits.....        542,734       3,262      2.41        545,378     4,775      3.51

   FHLB advances and other borrowings......        134,855       1,639      4.81        127,007     1,615      5.03
                                                 ---------    --------                ---------  --------

       Total IBL...........................        677,589       4,901      2.90        672,385     6,390      3.80
                                                              --------                           --------

Noninterest-bearing liabilities (4)........         38,964                               37,078
                                                 ---------                            ----------

       Total liabilities...................        716,553                              709,463

Stockholders' equity.......................        101,560                               93,709
                                                 ---------                            ---------

       Total liabilities and
           stockholders' equity............      $ 818,113                            $ 803,172
                                                 =========                            =========

Net interest income (2)....................                   $  6,385                           $  6,677
                                                              ========                           ========

Average IEA to IBL.........................            111%                                 111%
                                                       ===                                  ===

Interest-rate spread.......................                                 3.12%                              3.23%
                                                                            ====                               ====

Net interest margin........................                                 3.40%                              3.59%
                                                                            ====                               ====

------------------------------------
(1)    Includes nonaccrual loans.
(2) Interest income and net interest income do not agree to the condensed consolidated statements of earnings because the tax equivalent income (based on an effective tax rate of 34%) on municipal bonds is included in this schedule.
(3) Includes securities available for sale, interest-earning deposits and FHLB stock.
(4)    Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


                                                                      Nine Months Ended June 30,
                                                --------------------------------------------------------------------
                                                               2003                                2002
                                                --------------------------------------------------------------------
                                                                         Average                             Average
                                                  Average                Yield/       Average                Yield/
                                                  Balance     Interest    Cost        Balance    Interest     Cost
                                                  -------     --------    ----        -------    --------  ---------
                                                                              ($ in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................      $ 297,594    $ 15,124     6.78%     $ 314,656   $ 17,388     7.37%
   Consumer loans..........................        110,405       6,333     7.65         93,021      5,726     8.21
   Commercial loans........................         81,861       4,028     6.56         70,600      3,950     7.46
                                                 ---------    --------               ---------   --------

       Total loans (1).....................        489,860      25,485     6.94        478,277     27,064     7.54

   Securities and other (2)(3).............        269,169       9,967     4.94        204,658      9,362     6.10
                                                 ---------    --------               ---------   --------

       Total IEA (2).......................        759,029      35,452     6.23        682,935     36,426     7.11
                                                              --------                           --------

Other assets...............................         68,158                              43,980
                                                 ---------                           ---------

       Total assets........................      $ 827,187                           $ 726,915
                                                 =========                           =========

Interest-bearing liabilities (IBL):
   Interest checking.......................      $  79,813         572      .96      $  53,034        694     1.75
   Savings accounts........................         54,844         471     1.15         41,689        496     1.59
   Money-market accounts...................         75,411         901     1.60         50,702        922     2.43
   Certificate accounts....................        336,154       9,062     3.60        320,686     11,274     4.70
                                                 ---------    --------               ---------   --------

       Total interest-bearing deposits.....        546,222      11,006     2.69        466,111     13,386     3.84

   FHLB advances and other borrowings......        143,116       5,214     4.81        136,887      5,305     5.11
                                                 ---------    --------               ---------   --------

       Total IBL...........................        689,338      16,220     3.13        602,998     18,691     4.13
                                                              --------                           --------

Noninterest-bearing liabilities (4)........         36,947                              29,752
                                                 ---------                           ---------

       Total liabilities...................        726,285                             632,750

Stockholders' equity.......................        100,902                              94,165
                                                 ---------                           ---------

       Total liabilities and
           stockholders' equity............      $ 827,187                           $ 726,915
                                                 =========                           =========

Net interest income (2)....................                   $ 19,232                           $ 17,735
                                                              ========                           ========

Average IEA and IBL........................            110%                                111%
                                                       ===                                 ===

Interest-rate spread.......................                                3.10%                              2.98%
                                                                           ====                               ====

Net interest margin........................                                3.38%                              3.46%
                                                                           ====                               ====

---------------------------------
(1)    Includes nonaccrual loans.
(2) Interest income and net interest income do not agree to the condensed consolidated statements of earnings because the tax equivalent income (based on an effective tax rate of 34%) on municipal bonds is included in this schedule.
(3) Includes securities available for sale, interest-earning deposits and FHLB stock.
(4)    Includes noninterest-bearing checking accounts.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002


Net Income. Net income for the three months ended June 30, 2003 increased 15.6% to $1.8 million or $.34 per diluted share, compared to $1.6 million or $.29 per diluted share for the same period in 2002. Net interest income decreased $295,000, or 4.5%, for the three months ended June 30, 2003 compared to the same period in 2002. This decrease resulted from a $1.8 million decrease in interest income, partially offset by a decrease in interest expense of $1.5 million. Noninterest income increased $505,000 to $2.1 million from $1.6 million, while noninterest expense decreased $237,000 to $5.5 million from $5.7 million. See the following discussions for an analysis of these items as well as discussions of noninterest income and noninterest expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter when compared to the prior year. Details are contained in the Average Balance Sheet table at page 18.

>> While the amount of residential loans outstanding decreased, consumer and commercial loan growth remained steady. Average balances of residential mortgages declined due to the Company's decision to sell low-rate mortgages during much of the year, coupled with the significant refinancing activity. While new loan originations totaled $40.6 million during the quarter, $35.2 million in loans were paid off during the period. The Company continues to emphasize commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Commercial and consumer loans represent approximately 40.3% of the average balance of the loan portfolio, compared to 35.3% last year.

>> The average yield on loans decreased 76 basis points to 6.76%, for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinance activity not only impacts the residential mortgage loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment has caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.

>> The average balances in the securities and other portfolio grew 4% as the Company reinvested accelerated loan repayments.

>> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2003 to manage the interest rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 18.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>> The growth in average balances in interest checking and money-market accounts, together with certificate accounts renewing at lower rates in the current interest rate environment, helped to reduce the overall cost of interest-bearing deposits by 110 basis points.

>> Average FHLB advances and other borrowings outstanding increased $7.8 million this quarter compared to the same quarter last year. Certain FHLB fixed-rate and adjustable-rate advances were either prepaid or repaid at maturity, causing the advance balances to decline. However, a leveraging transaction involving U.S. agency securities was funded with $14.3 million in borrowings utilizing lower-cost reverse repurchase agreements.

>> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided a reduction in the cost of deposits, as well as advances and other borrowings.

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

The provision for loan losses was $180,000 for both three-month periods ended June 30, 2003 and June 30, 2002, respectively. The allowance for loan losses decreased to $4.6 million at June 30, 2003 from $4.7 million at June 30, 2002, due to higher charge-offs throughout the period. An additional $1.0 million was added to the allowance for loan losses during 2002 related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. Higher charge-offs were anticipated on the loans acquired. The current allowance represents .92% of loans outstanding at June 30, 2003. The Company had net charge-offs of $38,000 for the three months ended June 30, 2003 compared to net charge-offs of $267,000 for the same period in 2002. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income increased $505,000 to $2.1 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. The major changes were:

>> An increase of $23,000 in net gain on sale of loans held for sale, as sales of residential mortgage loans in the secondary market increased slightly, while the average combination of servicing release premiums and sales premiums increased 26% compared to the same period last year.

>> Net gains on the sale of securities available for sale were $579,000 more than the gains in the comparable 2002 period; and,

>> A decrease of $91,000 in other income, primarily due to the recognition of a $201,000 gain related to the sale of a former Bank property in 2002, partially offset by $164,000 of commission income received from the Company's annuity sales program that began in September 2002.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Noninterest Expense. Noninterest expense decreased by $237,000 to $5.5 million for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002.

>>   Salaries and  employee  benefits  decreased  $228,000  primarily  due to:

     * a reduction in staff of approximately 20 full-time employees, offset by a 4% average salary increases due to merit and cost of living adjustments,

     * a $25,000 increase due to the opening of one new retail sales office (4 new staff positions),

     * commissions increased $190,000 as residential mortgage loan origination production increased approximately 93%, a revised retail incentive plan resulted in increased sales of products and services, and annuity sales generated incentive payments during the year,

     * a change in the estimate of the direct cost of originating loans reduced compensation by $572,000,

     * a $60,000 increase in ESOP costs due to the increased price of Company stock,

     * an increase of $179,000 for health insurance costs due to the growth in our employee base as well as increased claims experience.

>> Core deposit intangible amortization expense decreased $75,000 due to the annual adjustment of periodic amortization.

>> Marketing expense increased $28,000, primarily due to increased advertising coverage for commercial and mortgage lending, as well as retail deposit services.

>> Other noninterest expenses increased slightly due to the offsetting impact of the following:

     * a $70,000 increase in consumer loan expenses related to the special no closing cost consumer loan program during the recent quarter ended,

     * a $21,000 increase in insurance expense due to the higher premiums that prevail in the commercial insurance marketplace,

     * a $173,000 decrease in deposit charge-offs and miscellaneous deposit losses primarily attributable to the proof of deposit (POD) conversion in 2002, and

     * a $48,000 increase in loss on repossessed assets due to additional write-downs on several repossessed vehicles and mobile homes during the recent quarter.

     Other increases are attributable to increased investor relations expenses, telecommunication expenses, and debit card expenses related to the overall growth of the Company.

                   FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and 2002


Net Income. Net income for the nine months ended June 30, 2003 increased 6.7% to $4.4 million or $.83 per diluted share, compared to $4.1 million or $.77 per diluted share for the same period in 2002, as a result of increases in net interest income and noninterest income, offset by an increase in noninterest expense. Net interest income increased $1.5 million, or 8.8%, for the nine months ended June 30, 2003 compared to the same period in 2002. This increase resulted from a decrease in interest expense of $2.5 million, partially offset by a decrease in interest income of $950,000. See the following discussions for an analysis of these items as well as discussions of noninterest income and noninterest expense.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the nine months ended June 30, 2003 when compared to the prior year. Details are contained in the Average Balance Sheet table at page 19.

>> While the amount of residential loans outstanding decreased, consumer and commercial loan growth remained steady. Average balances of residential mortgages declined due to the Company's decision to sell low-rate mortgages during much of the year, coupled with the significant refinancing activity. While new loan originations totaled $112.2 million during the nine months ended June 30, 2003, $99.9 million in loans were paid-off during the period. While consumer and commercial growth increased for the nine months ended June 30, 2003, compared to the same period in 2002, approximately $10.5 million, or 38% of the consumer and commercial growth was impacted by loans acquired in the Branch Acquisition being included in the average balances for the entire nine months ended June 30, 2003 compared to only four and one-half months for the same period in 2002. The Company continues to emphasize commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Commercial and consumer loans represent approximately 39% of the average balance of the loan portfolio, compared to 34% last year.

>> The average yield on loans decreased 60 basis points to 6.94%, for the nine months ended June 30, 2003 compared to the same period in 2002. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinance activity not only impacts the residential mortgage loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment has caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.

>> The average balances in the securities and other portfolio grew 32% as the Company invested approximately $85 million from the funds that were received in the Branch Acquisition, and to a lesser extent, continued to leverage the capital raised in recent years through strategic purchases of securities.

>> The lower yield in the securities and other portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2003 to manage the interest rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the nine months ended June 30, 2003 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 19.

>> The increase in average deposits is mainly attributable to $162 million in deposits assumed in the Branch Acquisition. Also, the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional deposit growth. The growth in average balances in interest checking and money-market accounts, together with certificate accounts maturing and renewing at lower rates in the current interest rate environment, helped reduce the overall cost of interest-bearing deposits by 115 basis points.

>> Average FHLB advances and other borrowings outstanding increased only slightly this period compared to the same period last year. Certain FHLB fixed-rate advances were either prepaid or repaid at maturity, causing the advance balances to decline. However, leveraging transactions involving U.S. agency securities were funded with borrowings through lower-cost reverse repurchase agreements.

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

The provision for loan losses was $540,000 for the nine months ended June 30, 2003 compared to $500,000 for the nine months ended June 30, 2002. The provision for loan losses increased for the current nine-month period primarily as a result of increased consumer and commercial loan growth. The allowance for loan losses decreased to $4.6 million at June 30, 2003 from $4.7 million at June 30, 2002 due to higher charge-offs throughout the period. An additional $1.0 million was added to the allowance for loan losses during the 2002 period related to loans acquired in the Branch Acquisition due to the loans being underwritten on a different basis than the Company's guidelines. Higher charge-offs were anticipated on the loans acquired. The current allowance represents .92% of loans outstanding at June 30, 2003. The Company had net charge-offs of $473,000 for the nine months ended June 30, 2003 compared to net charge-offs of $438,000 for the same period in 2002. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income increased $1.6 million to $5.1 million for the nine months ended June 30, 2003 from $3.5 million for the nine months ended June 30, 2002. The major changes were:

>> An increase of $427,000 in service charges on loans and deposit accounts compared to the prior period, primarily related to the overall increase in accounts from the Branch Acquisition,

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>> An increase of $264,000 in net gain on sale of loans held for sale, resulting from a 54% increase in loan sales during the current period together with a 41% increase in premiums received,

>> Net gains on the sale of securities available for sale were $733,000 higher than the gains for the same period in 2002,

>> An increase of $134,000 in earnings on bank-owned life insurance policies, primarily due to earnings on premiums of $4.5 million for additional policies purchased in March and April 2002, and

>> An increase of $31,000 in other income, primarily due to $372,000 of commission income received from the Company's annuity sales program that began in September 2002, offset by a $121,000 reclassification of loan related fees that offset loan related costs, and a $201,000 gain on the sale of a former bank property during the prior period.

Noninterest Expense. Noninterest expense increased by $2.6 million to $17.0 million for the nine months ended June 30, 2003 from $14.5 million for the nine months ended June 30, 2002.

>>   Salaries and employee benefits increased $326,000 primarily due to:

     * An increase of $723,000 related to seven retail sales offices acquired in the Branch Acquisition (66 staff members), and $64,000 for one new full-service office that was opened during the period,

     *    4%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments, partially offset by a gradual reduction in staff over the past year,

     *    a $58,000 decrease in overtime compensation,

     * commissions increased $459,000 as residential mortgage loan origination production increased over 46%, a revised retail incentive plan resulted in increased sales of products and services, and annuity sales generated incentive payments during the period.

     * a change in the estimate of the direct cost of originating loans reduced compensation by $1.1 million.

     * a $180,000 increase in ESOP costs due to the increased price of Company stock,

     * an increase of $371,000 for health insurance costs due to the growth in our employee base as well as increased claims experience, and

>> Occupancy expense increased $412,000, primarily due to the addition of seven new offices in the Branch Acquisition and the opening of one new retail sales office in November 2002.

>> Postage and office supplies increase $68,000 primarily due to the Branch Acquisition and the conversion to a proof of deposit ("POD") balancing environment.

>> An increase in core deposit intangible amortization expense of $510,000 resulting from the Branch Acquisition.

>> Data processing expense increased $116,000 due to the expanded branch network resulting from the Branch Acquisition and the opening of one new retail sales office in November 2002.

>> Professional fees increased $240,000 primarily due to the write-off of merger-related legal expenses resulting from the cancellation of the merger agreement between the Company and BB&T.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


>>   Other noninterest expenses increased $825,000 due to:


     *    the  write-off  of  $262,000  of  merger-related   investment  banking
          expenses resulting from the cancellation of the merger agreement between the Company and BB&T,

     * a $147,000 increase in consumer loan expenses related to the special no closing cost consumer loan program during the year,

     * a $119,000 increase in telecommunication expenses related to the expanded branch network and communication channel upgrades,

     * a $81,000 increase in insurance expense due to the higher premiums that prevail in the commercial insurance marketplace,

     * a $227,000 decrease in deposit charge-offs and miscellaneous deposit losses primarily attributable to the Branch Acquisition and the proof of deposit (POD) conversion in 2002, and

     * a $142,000 increase in security guard expense for increased protection of customers and employees deemed necessary after the Company experienced a series of robberies during fiscal 2002. The actual dollar losses from the robberies were not significant.

     The other increases are attributable to correspondent bank service charges, data processing expenses, item processing costs and debit card expenses related to the overall growth of the Company.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of March 31, 2003. Although the results of the NPV model are not yet available for June 30, 2003, it is anticipated that the NPV Ratio for all rate scenarios will not be materially different than those below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).


                                                                                   NPV as % of
                              Net Portfolio Value ("NPV")                  Present Value of Assets
                            -------------------------------                -----------------------
              Change                                                                     Basis Point
            In Rates        $ Amount       $ Change        % Change      NPV Ratio        Change
            --------        --------       --------        --------      ---------        ------

             +300 bp        $ 61,274       (33,469)          (35)%          7.63%         (338)
             +200 bp          74,703       (20,040)          (21)%          9.07%         (194)
             +100 bp          87,059        (7,684)           (8)%         10.32%          (69)
                0 bp          94,743             -             - %         11.01%            -
             -100 bp          97,806         3,063             3 %         11.22%           21


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of FloridaFirst Bancorp, Inc. was held on June 27, 2003, to consider: (i) the election of two directors each for a term of three years and (ii) the ratification of the appointment of the Company's independent auditors for the year ending September 30, 2003. At the Annual Meeting, incumbent Directors Arthur J. Rowbotham and J. Larry Durrence were reelected. The terms of Directors Llewellyn N. Belcourt, Gregory C. Wilkes, G.F. Zimmermann, III, Stephen A. Moore, Jr. and Nis H. Nissen, III continued after the Annual Meeting.

At the Annual Meeting, 4,763,814 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:


   Proposal I.

   The election of two directors, each for a term of three years:

                                                                             Abstentions
                                                                              and Broker
                                      For          Withheld       Against      Nonvotes
                                   ---------       --------       -------      --------

       Arthur J. Rowbotham         4,730,403         33,411          -            -
                                   =========         ======      ========     ========

       J. Larry Durrence           4,723,531         40,283          -            -
                                   =========         ======      ========     ========

   Proposal II:

   To ratify the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the year ending September 30, 2003:

                                                                              Abstentions
                                                                               and Broker
                                      For          Withheld        Against      Nonvotes
                                   ---------       --------        -------    -----------

                                   4,756,088          -             6,768         958
                                   =========       ========         =====         ===


                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:


                  Exhibit Number
                  --------------

                       3(i)         Articles of  Incorporation  for  FloridaFirst  Bancorp, Inc.*
                       3(ii)        Bylaws of FloridaFirst Bancorp, Inc.*
                       4            Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
                      10.1          Form of Employment Agreements entered into with the named Executive Officers of
                                    FloridaFirst Bank*
                      10.2          1999 Stock Option Plan **
                      10.3          1999 Restricted Stock Plan **
                      10.4          Supplemental Executive Retirement Plan for the benefit of Certain Senior Officers *
                      10.5          2002 Stock Option Plan ***
                      10.6          2002 Restricted Stock Plan ***
                      31.1          Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange
                                    Act
                      31.2          Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange
                                    Act
                      32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                      32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                      99            Report on Review by Independent Accountants.

--------------------------------------

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

(b)  Reports on Form 8-K:

     A Form 8-K was filed on May 8, 2003 as notification under Item 9 that the Company issued a press release announcing the Company's second quarter earnings.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLORIDAFIRST BANCORP, INC.
                                            (Registrant)





Date:  August 13, 2003                By: /s/Gregory C. Wilkes
      -------------------------           ------------------------------------------------
                                          Gregory C. Wilkes, President and Chief Executive
                                          Officer (Principal Executive Officer)




Date:  August 13, 2003                By: /s/Kerry P. Charlet
      -------------------------           ------------------------------------------------
                                          Kerry P. Charlet, Chief Financial Officer
                                          (Principal Accounting Officer)
