Form 10-K
period 2003-09-30
FLORIDAFIRST BANCORP INC
filed 2003-12-19
CIK 1123276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended       September 30, 2003
                                   ------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                     to
                                        ------------------    ------------------

                         Commission File Number: 0-32139

                           FLORIDAFIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                       Florida                                  59-3662010
-----------------------------------------------------   ------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

         205 East Orange Street, Lakeland, Florida             33801-4611
-----------------------------------------------------   ------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (863) 688-6811
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

   YES   X           NO
        ---             ---

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on March 31, 2003 of $21.56 per share, was $98.6 million. For purposes of this statement, affiliates include the executive officers and directors, 10% stockholders, if any, and employee benefit plans.

As of December 5, 2003 there were issued and outstanding 5,374,115 shares of the Registrant's Common Stock.

                                     PART I

Item 1.  Description of Business
-------  -----------------------

General

The Registrant, FloridaFirst Bancorp, Inc. (the "Company") is the parent company of and conducts most of its business operations through FloridaFirst Bank (the "Bank"). The Bank, a federally-chartered savings bank headquartered in Lakeland, Florida, is a community-oriented retail savings bank offering a full range of deposit services to both consumers and commercial entities. The Bank's lending activities include residential real estate mortgage loans, commercial real estate loans, other commercial loans and consumer loans. The Bank has operated within its market areas since 1934 and delivers its products and services through nineteen offices located in Florida's Highlands, Manatee, Polk and Sumter Counties.

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

The Company provides commercial and retail banking services, with an emphasis on one-to-four family residential mortgage loans, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts. In addition, the Company originates commercial real estate loans and offers checking accounts and other credit facilities to businesses within its market area. At September 30, 2003, the Company had total assets, deposits and equity of $818.5 million, $552.9 million, and $102.0 million, respectively.

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

On February 15, 2002, the Bank acquired seven Florida branches (the "Branch Acquisition") from SunTrust Bank ("SunTrust") coincident with SunTrust's acquisition of such branches from Huntington National Bank ("Huntington"). Four of the Huntington branches are located in Lakeland, Florida, and one each in Avon Park, Sebring and Wildwood, Florida. In this transaction, the Bank assumed approximately $162 million in deposits and the purchase of approximately $26 million in loans related to the seven branches.

On October 2, 2002, the Company signed a definitive agreement with BB&T Corporation ("BB&T"), Winston-Salem, North Carolina, whereby BB&T would acquire 100% of the outstanding stock of the Company. However, pursuant to discussion with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to request permission to acquire control of the Company within three years of its second step conversion pursuant to regulatory guidelines. The application was filed on November 4, 2002 with the Office of Thrift Supervision ("OTS"). On March 17, 2003, BB&T withdrew its application to acquire control of the Company within the three-year period, citing rigorous regulatory standards that are being applied to recently converted thrifts. As a result of the application being withdrawn, the Company wrote-off capitalized merger costs of $504,000 ($312,000 after tax) which were not recoverable or refundable.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Highlands, Manatee, Polk and Sumter Counties, Florida. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition, which varies depending upon market conditions, comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers and brokers.



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

                                                                         September 30,
                                 -------------------------------------------------------------------------------------------------
                                        2003               2002               2001                2000               1999
                                 ----------------- -----------------  ------------------  ------------------ ---------------------
                                    Amount Percent    Amount Percent     Amount  Percent     Amount  Percent    Amount  Percent
                                    ------ -------    ------ -------     ------  -------     ------  -------    ------  -------
Mortgage loans:
    Residential:
       Permanent................ $ 270,463  51.3%  $ 301,622   57.7%  $ 312,309    61.7%  $ 304,419   66.1%  $ 276,115    65.6%
       Construction.............    32,871   6.2      29,058    5.6      35,516     7.0      27,996    6.1      32,974     7.8
    Commercial real estate......    56,078  10.6      58,177   11.1      58,371    11.6      31,786    6.9      25,570     6.1
    Land........................    18,699   3.6      15,806    3.0       8,907     1.8      12,886    2.8       9,548     2.3

Commercial......................    11,600   2.2      10,806    2.1       5,061     1.0       2,533     .5       1,374      .3

Consumer loans:
    Home equity loans (1).......    73,184  13.9      50,240    9.6      33,200     6.5      28,926    6.3      22,545     5.4
    Auto loans..................    32,921   6.3      39,989    7.6      42,293     8.3      40,717    8.8      42,181    10.0
    Other.......................    31,293   5.9      17,352    3.3      10,439     2.1      11,396    2.5      10,318     2.5
                                   ------- -----    --------  -----     -------   -----    --------  -----     -------   -----

Total loans.....................   527,109 100.0%    523,050  100.0%    506,096   100.0%    460,659  100.0%    420,625   100.0%
                                           =====              =====               =====              =====               =====

Net deferred loan costs.........        23                69                  -                   -                 -

Less:
    Construction loans in
       process..................    25,969            19,167             28,289              16,952             19,774
    Allowance for loan losses...     4,479             4,519              3,652               3,321              2,941
                                 ---------          --------           --------            --------          ---------

Total loans, net................ $ 496,684         $ 499,433          $ 474,155           $ 440,386          $ 397,910
                                   =======           =======            =======             =======            =======

-------------
(1)  Includes home equity lines of credit.

Loan Maturity Schedule. The following table sets forth the maturity or repricing of the Company's loan portfolio at September 30, 2003. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less (in thousands).

                                                   Commercial
                                                   Real Estate
                                 Residential (1)    and Land      Consumer      Commercial     Total
                                 ---------------    --------      --------      ----------     -----
Amounts Due:
Within 1 Year...............       $   33,954        34,543         16,589          7,392     92,478
                                    ---------        ------        -------         ------     -------
After 1 Year:
   1 to 3 years.............           19,237         8,727         13,344          2,272      43,580
   3 to 5 years.............            6,625        10,934         35,032          1,811      54,402
   Over 5 years.............          243,518        20,573         72,433            125     336,649
                                    ---------        ------        -------         ------     -------

Total due after one year....          269,380        40,234        120,809          4,208     434,631
                                    ---------        ------        -------         ------     -------

Total amount due............        $ 303,334        74,777        137,398         11,600     527,109
                                    =========        ======        =======         ======     =======

----------
(1)  Includes $32,871 in construction loans.

The following table sets forth the dollar amount of all loans due after September 30, 2004, which have predetermined interest rates or which have floating or adjustable interest rates.

                                                      Floating or
                                       Fixed          Adjustable
                                       Rates             Rates         Total
                                       -----             -----         -----
                                                    (In thousands)
Residential......................... $ 244,813           24,567      269,380
Commercial real estate and land.....    38,772            1,462       40,234
Consumer............................   120,809                -      120,809
Commercial..........................     4,208                -        4,208
                                     ---------           ------      -------

Total............................... $ 408,602           26,029      434,631
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

As of September 30, 2003, 86% of all the Company's residential construction loans were made to individual homeowners. After the house is constructed, the loan terms are modified to terms that apply to permanent residential loans. The underwriting guidelines for the construction to permanent loans are the same as the permanent loans, but additional construction administration procedures and inspections are followed during the construction process to assure that satisfactory progress is being made prior to funding the construction draw requests.

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

The Company limits its exposure for construction loans made to local builders through periodic credit analysis on the individual builder and a series of inspections throughout the construction phase. In addition, the Company limits the amount and number of loans made to an individual builder for the construction of pre-sold and speculative houses based on the financial strength of the builder. At September 30, 2003, approximately 14% of the Company's construction loans were to local builders.

Commercial Real Estate and Other Mortgage Loans. The Company originates commercial real estate mortgage loans and loans on multi-family dwellings and developed and undeveloped land. The Company's commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. The average loan size is approximately $275,000 and loans are typically made at fixed rates of interest with five to ten year maturities, at which point the loan is repaid or the terms and conditions are renegotiated. Essentially all originated commercial real estate loans are within the Company's market area and all are within the State of Florida. The Company's largest commercial real estate loan had a balance of $4.8 million on September 30, 2003 and was secured by a Class A office building. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

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

The Company generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2003, the commercial business loans ranged from $1,000 to $4.8 million, with an average balance outstanding of $188,000.

Consumer Loans. Consumer loans consist primarily of home equity loans, manufactured housing loans and automobile loans. The Company also originates unsecured lines of credit, loans secured by savings accounts and other consumer loans. Consumer loans are originated in the Company's market area and generally have maturities up to 15 years. For savings account loans, the Company will lend up to 90% of the account balance.

During the past two years the Company has focused its origination efforts on home equity loans to attract additional loan customers. In fiscal 2003, the Company revamped its home equity program through special rate incentives based on the term of the loan and concentrated its marketing efforts for these loans. The additional advertising and special pricing contributed to the 45.7% growth in the home equity loan balances in fiscal 2003.

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

At September 30, 2003, 57% of the Company's automobile loans outstanding were loans originated through local automobile dealerships. Although this type of lending generally carries a greater risk factor, the Company has experienced personnel to handle this type of lending. The dealer arrangements are limited primarily to a few local dealers where long-term relationships have been established and the loans acquired typically are those made to higher-credit quality borrowers.

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

Loan Commitments. The Company generally grants commitments to fund fixed- and adjustable-rate single family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of the Company's commitments to extend credit, including letters of credit, unfunded construction and line of credit loans, as of September 30, 2003 was $62.5 million.

Loan Origination and Other Fees. In addition to interest earned on loans, the Company may charge loan origination and commitment fees for originating or purchasing certain loans. Since most loans are originated without points being charged, the Company has assessed customers certain fees related to underwriting and document preparation. The Company believes these fees approximate the costs to originate the loans. Therefore, net deferred costs or fees are minimal and deferrals have an immaterial effect on operating results.

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

                                                                      September 30,
                                                     -----------------------------------------------
                                                       2003      2002      2001      2000      1999
                                                      ------    ------    ------    ------    ------
                                                                      ($ in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
    Residential loans .............................   $  406       483       320        33       581
    Other mortgage loans ..........................      153       190       489       638       103
Commercial loans ..................................       41         -         -        45         -
Consumer loans:
    Home equity loans .............................      181       210        69         -         -
    Other consumer loans ..........................      259       190        82        46       146
                                                      ------    ------    ------    ------    ------
Total .............................................   $1,040     1,073       960       762       830
                                                      ======    ======    ======    ======    ======
Accruing loans which are contractually past
    due 90 days or more:
Mortgage loans:
    Residential loans.............................    $    -         -         -         -         -
    Other mortgage loans ..........................        -         -         -         -         -
Commercial loans ..................................        -         -         -         -         -
Consumer loans:
    Home equity loans .............................        -         -         -         -         -
    Other consumer loans ..........................        -         -         -         -         -
                                                      ------    ------    ------    ------    ------
Total  ...........................................    $    -         -         -         -         -
                                                      ======    ======    ======    ======    ======
Total nonperforming loans .........................   $1,040     1,073       960       762       830
                                                      ======    ======    ======    ======    ======
Foreclosed assets .................................   $  418       347       276       203       203
                                                      ======    ======    ======    ======    ======
Total nonperforming assets ........................   $1,458     1,420     1,236       965     1,033
                                                      ======    ======    ======    ======    ======
Total nonperforming loans to gross loans
    less LIP ......................................      .21%      .22%      .20%      .17%      .21%
                                                      ======    ======    ======    ======    ======
Total nonperforming loans to total assets .........      .13%      .13%      .15%      .13%      .17%
                                                      ======    ======    ======    ======    ======
Total nonperforming assets to total assets ........      .18%      .17%      .19%      .17%      .21%
                                                      ======    ======    ======    ======    ======

During the year ended September 30, 2003, approximately $59,000 of interest would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current according to the original loan agreements for the entire period. Approximately $27,000 of interest was recognized as income on these nonaccrual loans during the year.

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

An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the borrower or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories, but possess credit deficiencies or potential weaknesses, are required to be designated special mention by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2003, the Company's classified assets were as follows (in thousands):


                  Special mention.............     $ 5,483
                  Substandard.................       3,622
                  Doubtful....................           -
                  Loss........................           -
                                                   -------

                  Total.......................     $ 9,105
                                                   =======

A brief description of the significant items in classified assets at September 30, 2003 follows:

Special Mention
---------------
> $1.3 million of commercial loans (consisting of 12 loans) acquired in the Branch Acquisition have been classified due to the poor financial information, creating an increased level of risk concerning the repayment on these loans.
> $3.3 million, consisting of seven commercial loans, have been classified due to certain concerns involving the lack of current financial information, vacancy rates or potentially inadequate cash flows.

Substandard
-----------
> $875,000 for vacant land that was originally purchased for the construction of a retail sales office. However, a change in plans has caused the Company to actively market the land. Therefore, as a nonearning asset, the land has been classified as substandard for regulatory reporting purposes.
> $1.3 million of commercial loans (consisting of 34 loans) that have been graded internally as substandard due to poor financial information or lack of adequate collateral. Approximately 50% of these loans were acquired in the Branch Acquisition.
> The remaining substandard assets consist of normal mortgage foreclosures, repossessed consumer assets and loans that are in nonaccrual status.

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

The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                             At or During the Year Ended September 30,
                                                   -------------------------------------------------------------
                                                     2003         2002         2001         2000         1999
                                                   --------     --------     --------     --------     --------
                                                                        ($ in thousands)
Allowance for loan losses, beginning of year....   $  4,519        3,652        3,321        2,941        2,564
                                                   --------     --------     --------     --------     --------
Provision for loan losses ......................        660          680          615          630          540
                                                   --------     --------     --------     --------     --------
Allowance acquired during Branch
         Acquisition ...........................          -        1,000            -            -            -
                                                   --------     --------     --------     --------     --------

Charge-offs:
    Residential ................................          -          (25)         (15)         (32)         (37)
    Commercial and commercial real estate ......       (221)        (450)         (45)           -            -
    Consumer ...................................       (673)        (433)        (326)        (256)        (214)
                                                   --------     --------     --------     --------     --------
Total charge-offs ..............................       (894)        (908)        (386)        (288)        (251)

Recoveries .....................................        194           95          102           38           88
                                                   --------     --------     --------     --------     --------
Net charge-offs ................................       (700)        (813)        (284)        (250)        (163)
                                                   --------     --------     --------     --------     --------

Allowance for loan losses, end of year..........   $  4,479        4,519        3,652        3,321        2,941
                                                   ========     ========     ========     ========     ========

Total loans less LIP outstanding................   $501,140      503,883      477,807      443,707      400,851
                                                   ========     ========     ========     ========     ========

Average loans less LIP outstanding..............   $490,973      482,809      463,569      423,409      368,513
                                                   ========     ========     ========     ========     ========

Allowance for loan losses as a percent
    of total loans less LIP outstanding ........        .89%         .90%         .76%         .75%         .73%

Net loans charged off as a percent of
    average loans less LIP outstanding .........        .14%         .17%         .06%         .06%         .04%


Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total net loans at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation allowance applicable to the entire loan portfolio.

                                                                           September 30,
                                     --------------------------------------------------------------------------------------------
                                           2003             2002               2001               2000               1999
                                     ----------------- ----------------- ------------------  ----------------- ------------------
                                              Percent            Percent           Percent            Percent            Percent
                                             of Loans           of Loans          of Loans           of Loans           of Loans
                                             to Total           to Total          to Total           to Total           to Total
                                      Amount    Loans   Amount     Loans  Amount     Loans    Amount    Loans   Amount     Loans
                                      ------    -----   ------     -----  ------     -----    ------    -----   ------     -----
                                                                  ($ in thousands)
At end of period allocated to:
Residential........................  $ 1,888    57.5%  $ 1,796    63.3%  $ 1,846     68.7%   $ 1,804    72.2%  $ 1,689    73.4%
Commercial real estate and land....      806    14.2       727    14.1       748     13.4        568     9.7       309     8.4
Commercial.........................      395     2.2       826     2.1        76      1.0         25      .5        17      .3
Consumer ..........................    1,390    26.1     1,170    20.5       982     16.9        924    17.6       926    17.9
                                     -------   -----   -------   -----   -------    -----    -------   -----   -------   -----

Total allowance....................  $ 4,479   100.0%  $ 4,519   100.0%  $ 3,652    100.0%   $ 3,321   100.0%  $ 2,941   100.0%
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

The Company maintains liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending on:

>    yields on investment alternatives,
> management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
>    expectation of future yield levels, and
> management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities.

At September 30, 2003, the Company had a securities portfolio of $252.9 million (30.9% of total assets).

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


Securities. The Company maintains a portfolio of securities that are all classified as available for sale to enhance total return on investments. At September 30, 2003, the Company's securities included U.S. government agency obligations with varying characteristics as to rate, maturity and call provisions, corporate bonds, and municipal bonds. Callable agency securities, representing 93% of the Company's U.S. government agency obligations at September 30, 2003, could reduce the Company's investment yield if these securities are called prior to maturity.

Mortgage-backed Securities ("MBSs"). The Company invests in MBSs to provide earnings, liquidity, cash flows, and diversification to the Company's overall balance sheet. These MBSs are classified as available for sale and represent participation certificates, issued and guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac, that are secured by interests in pools of mortgages. MBSs typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on MBSs secured by single-family mortgages.

MBSs typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. The interest-rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the security holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

Collateralized Mortgage Obligations ("CMOs"). The Company also invests in CMOs, issued or sponsored by Fannie Mae, Freddie Mac or private issuers. CMOs are a type of debt security that aggregates pools of mortgages and MBSs and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and MBSs as opposed to MBSs where cash flows are distributed pro rata to all security holders. Unlike MBSs from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and MBSs underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk that may be different from that of the underlying collateral and other tranches. Investing in CMOs allows the Company to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional MBSs. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

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

Municipal Bonds. Municipal bonds have remaining maturities from 7 to 25 years with premium call provisions after two to eight years. These bonds are exempt from federal income taxes, therefore, have lower stated interest rates. All municipal bonds owned by the Bank have fixed rates of interest. The yields included in the investment tables reflect the tax equivalent yields for the municipal bonds.

Other Interest-Earning Assets. Other interest-earning assets owned by the Company, but not included in the security portfolio, consist of FHLB stock, interest-earning deposits and federal funds sold. As a member of the FHLB of Atlanta, ownership of FHLB of Atlanta common shares is required. The remaining securities provide diversification and complement the Company's overall investment strategy.

The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.


                                                            September 30,
                                                   -----------------------------
                                                      2003       2002     2001
                                                      ----       ----     ----
                                                           (In thousands)

Securities available for sale (at fair value):

U.S. government agency securities...............  $  40,749     28,184     8,850
Collateralized mortgage obligations.............     28,377     46,391    44,045
Mortgage-backed securities......................    136,270    145,982    29,551
Corporate bonds.................................     25,722     31,341    29,554
Municipal bonds.................................     21,216     20,345    17,533
Common stock....................................        563        381         -
                                                  ---------    -------   -------

Total...........................................  $ 252,897    272,624   129,533
                                                  =========    =======   =======

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities (or repricing terms for variable rate securities) of the Company's securities portfolio at September 30, 2003. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                    September 30, 2003
                             ------------------------------------------------------------------------------------------------------
                               One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years    Total Securities
                             -------------------- ----------------- -------------------  -------------------  ---------------------
                              Carrying   Average  Carrying  Average  Carrying   Average   Carrying   Average   Carrying  Average
                                Value     Yield     Value    Yield     Value     Yield     Value     Yield      Value    Yield
                                -----     -----     -----    -----     -----     -----     -----     -----      -----    -----
                                                                     ($ in thousands)
U.S. government agency
   securities..............   $  4,992     3.38%  $ 20,275   4.09%  $ 10,377      2.98% $   5,105     3.65% $  40,749     3.66%

Collateralized mortgage
   obligations.............          -                   -                 -               28,377     3.54     28,377     3.54

Mortgage-backed
   securities..............     11,160     3.14     36,713   3.23     47,505      4.46     40,892     4.61    136,270     4.06

Corporate bonds............      7,063     4.48      3,029   4.40        602      8.04     15,028     8.50     25,722     6.91

Municipal bonds............          -                   -             3,027      5.76     18,189     7.49     21,216     7.24

Common stock...............        563      .81          -                 -                    -     -           563      .81
                              --------            --------          --------            ---------           ---------

Total......................   $ 23,778     3.53%  $ 60,017   3.58%  $ 61,511      4.31% $ 107,591     5.31% $ 252,897     4.49%
                              ========            ========          ========            =========           =========

Sources of Funds

General. Deposits are the major source of the Company's funds for lending and other investment purposes. Borrowings (principally from the FHLB) are used to compensate for reductions in the availability of funds from other sources and to adjust the maturities of its liabilities for asset-liability management purposes. In addition to deposits and borrowing, the Company derives funds from loan and MBSs principal repayments, and proceeds from the maturity, call and sale of MBSs and other securities. Loan and MBSs payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

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

Deposits are obtained primarily from residents of Highlands, Manatee, Polk and Sumter Counties. The Company attracts deposit accounts by offering outstanding service, competitive interest rates, and convenient locations and service hours. The Company uses traditional methods of advertising to attract new customers and deposits, including radio, cable television, direct mail, print media advertising and the posting of certain rate information on its website. The Company utilizes the services of deposit brokers from time to time and management believes that an insignificant number of deposit accounts are held by nonresidents of Florida.

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

Because of the large percentage of certificate accounts in the deposit portfolio (54% at September 30, 2003), the Company's liquidity could be reduced if a significant amount of these accounts, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificate accounts remain with the Company after they mature and the Company believes that current renewal patterns will continue. However, the need to retain these accounts could result in an increase in the Company's cost of funds.

The following table shows the amount (in thousands) of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of September 30, 2003.

         Maturity Period                                         Amount
         ---------------                                         ------

         Within three months..........................        $   5,386
         Three through six months.....................            8,438
         Six through twelve months....................           38,614
         Over twelve months...........................           36,968
                                                               --------

                  Total...............................         $ 89,406
                                                               ========

Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, may borrow funds in the form of advances from the FHLB, short-term borrowings through the Federal Reserve's Treasury Investment Program or reverse repurchase agreements to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by stock in the FHLB and a blanket lien over the Company's residential mortgage loans. Other borrowings are secured by other assets, principally securities. The Company typically has funded loan demand and investment opportunities out of current loan and MBSs repayments, securities maturities and new deposits. However, the Company utilizes FHLB advances and other borrowings to supplement these sources and as a match against certain assets in order to better manage interest-rate risk. The following table sets forth the maximum month-end balance and the average balance of these types of borrowings for the periods indicated.

                                                                       Year Ended September 30,
                                                             ------------------------------------------------
                                                                 2003             2002              2001
                                                                 ----             ----              ----
                                                                            ($ in thousands)
     Borrowings outstanding at the end of reporting period:
           Advances from FHLB..............................   $ 136,175          129,500           149,500
           Weighted interest rate..........................        4.68%            5.23%             5.22%

           Short-term Federal Reserve borrowings...........       6,309           15,000            11,048
           Weighted interest rate..........................         .78%            1.51%             2.50%

           Reverse repurchase agreements...................      14,334           19,834                 -
           Weighted interest rate..........................        2.38%            2.26%                -

     Maximum amount of borrowings outstanding at any month end:
           Advances from FHLB..............................     136,175          149,500           151,250
           Short-term Federal Reserve borrowings...........      12,368           15,000            11,049
           Reverse repurchase agreements...................      19,834           19,834                 -

     Average borrowings outstanding:
           Advances from FHLB..............................     120,604          130,430           140,120
           Weighted interest rate..........................        5.39%            5.45%             5.74%

           Short-term Federal Reserve borrowings...........       2,618            6,031             1,670
           Weighted interest rate..........................         .98%            1.61%             3.46%

           Reverse repurchase agreements...................      18,153            3,004                 -
           Weighted interest rate..........................        2.32%            2.27%                -

See Note 7 to the consolidated financial statements for additional information.


Personnel

As of  September  30,  2003  the  Company  had 238  full-time  employees  and 15 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

Set forth below is a brief description of certain laws relating to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

General. The Company is registered as a savings and loan holding company with the OTS. The Company is required to file reports with the OTS and is subject to supervision and periodic examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. The OTS can restrict or prohibit activities that it determines to be a serious risk to the Company. OTS regulations are intended primarily for the protection of the depositors and not for the benefit of the Company's stockholders.

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

The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the second half of 2003 at 0% to .027 % of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

In addition, all insured institutions with FDIC-insured deposits are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments, the current annual rate of which is approximately .0152% of insured deposits, will continue until the Financing Corporation bonds mature in 2017.

Regulatory  Capital  Requirements.   OTS  capital  regulations  require  savings
institutions to meet three capital standards:

>    tangible capital equal to at least 1.5% of total adjusted assets;
> "Tier 1" or "core" capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts; and
>    risk-based capital equal to 8% of total risk-weighted assets.


The Bank's capital ratios are set forth in Note 10 to the consolidated financial statements.

For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 and core capital are defined as common stockholders' equity, noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for core deposit intangibles, certain servicing rights, purchased credit card relationships and other qualifying intangible assets. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Total risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings institution's risk-based capital is reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments, other than those deducted from core and tangible capital, and its high loan-to-value ratio land loans and non-residential construction loans.

A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

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

In addition, a federal savings institution that has converted from mutual to stock form cannot distribute regulatory capital that is required for its liquidation account.


Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either:

> be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution; or
> satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain qualified thrift investments, defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans. For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every 12 months. The Bank met the qualified thrift lender test as of September 30, 2003 and in each of the last 12 months and, therefore, qualifies as a qualified thrift lender.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. As of September 30, 2003, the Bank's legal lending limit to one borrower was $11.4 million.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. At September 30, 2003 the Bank was in compliance with these requirements.

Item 2.  Description of Property
-------  -----------------------

The Company's corporate office is located at 205 East Orange Street in Lakeland, Florida and conducts its business through nineteen offices, which are located in Highlands, Manatee, Polk and Sumter Counties in Florida. The following table sets forth the location of each of our offices, the year the office was opened and the net book value (in thousands) of each office and its related equipment.

                                                            Year
                                                          opened or        Leased or        Net book value at
                  Building/Office Location                acquired           Owned         September 30, 2003
                  ------------------------                --------           -----         ------------------
        Corporate Headquarters and Downtown Lakeland
        Office                                              1957            Owned                   $ 2,531

        Offices:

             Avon Park                                      2002            Owned                       363

             Combee                                         2002            Owned                       366

             Cortez (Bradenton)                             1972          Leased (1)                     31

             Edgewood                                       2002            Owned                       480

             Grove Park                                     1961            Owned                       348

             Harden                                         2002            Owned                       531

             Highlands                                      1972            Owned                       557

             Interstate                                     1985            Owned                       412

             Lakewood Ranch                                 2001            Owned (2)                 2,389

             Marcum                                         2002            Owned                       431

             Plantation                                     2002            Owned                     1,796

             Scott Lake                                     1997            Owned                       483

             Sebring                                        2002            Owned                       522

             Town and Country                               2000          Leased (3)                    179

             West Bradenton                                 1989            Owned                       815

             Wildwood                                       2002            Owned                       360

             Winter Haven North                             1978            Owned                       413

             Winter Haven South                             1995            Owned                       718

        Operations Center                                   1964            Owned                       221

        Residential Lending Office                          1999          Leased (4)                     32

------------
(1) First renewal option has been exercised, extending the lease termination to December 31, 2006, and there is one additional three-year renewal option.
(2) Approximately one-third of the usable square footage is occupied by the Company's retail office and the remainder is available for lease. Approximately one-half of the leasable space has been leased and the Company is seeking additional tenants.
(3)  Ten year lease with two five year options.
(4) Three-year lease that terminates April 30, 2005, but has five one-year renewal options.

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

                                                                Cash Dividends
                                    High            Low       Per Share Declared
                                    ----            ---       ------------------

Fiscal 2003
-----------
First Quarter..................   $ 24.51       $ 17.46            $ .06
Second Quarter.................     24.30         20.46              .07
Third Quarter..................     24.00         21.70              .07
Fourth Quarter.................     27.16         23.47              .07

Fiscal 2002
-----------
First Quarter..................   $ 16.60       $ 14.70            $ .05
Second Quarter.................     18.40         16.20              .06
Third Quarter..................     20.07         18.10              .06
Fourth Quarter.................     19.59         16.46              .06

The number of stockholders of record of common stock as of September 30, 2003 was approximately 800, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item 6.  Selected Financial Data
-------  -----------------------

                                                             Selected Financial Highlights
                                                           (In thousands, except per share data)

At September 30:                                        2003          2002         2001         2000            1999
                                                        ----          ----         ----         ----            ----
   Assets...................................        $ 818,482       859,446      660,369      582,180         498,358
   Loans, net...............................          496,684       499,433      474,155      440,386         397,910
   Securities...............................          252,897       272,624      129,534      106,348          80,876
   Cash and cash equivalents................           13,775        30,628       21,676        6,734           2,598
   Deposits.................................          552,909       587,431      399,537      354,554         339,224
   FHLB advances and other borrowings.......          156,818       164,334      160,548      160,937          92,472
   Stockholders' equity.....................          101,972        98,978       93,814       61,081          61,337
   Full service offices.....................               19            18           11            9               9
For the year ended September 30:
   Interest income..........................        $  45,730        48,910       44,846       39,840          32,648
   Interest expense.........................           20,843        24,948       25,895       23,575          17,128
                                                    ---------       -------      -------      -------          ------
   Net interest income......................           24,887        23,962       18,951       16,265          15,520

   Provision for loan losses................              660           680          615          630             540
                                                    ---------       -------      -------      -------          ------
   Net interest income after provision
     for loan losses........................           24,227        23,282       18,336       15,635          14,980
   Noninterest income.......................            7,060         5,196        2,487        2,114           1,473
   Noninterest expenses.....................           22,527        20,517       13,776       11,813          11,448
                                                    ---------       -------      -------      -------          ------
   Income before income taxes...............            8,760         7,961        7,047        5,936           5,005

   Income taxes.............................            2,739         2,357        2,178        2,094           1,748
                                                    ---------       -------      -------      -------          ------
   Net income...............................        $   6,021         5,604        4,869        3,842           3,257
                                                    =========       =======      =======      =======         =======

   Basic earnings per share (1) (2).........        $    1.19          1.10          .92          .71            .33
                                                    =========       =======      =======      =======         =======
   Diluted earnings per share (1) (2).......        $    1.13          1.05          .90          .70            .33
                                                    =========       =======      =======      =======         =======
   Weighted average common and common
     equivalent shares outstanding: (1) (2)
         Basic (3)..........................            5,062         5,095        5,293        5,424           5,727
         Diluted (3)........................            5,322         5,339        5,429        5,516           5,727

-----------------
(1) Year 2001 includes $30.6 million in net proceeds from the issuance of common stock in connection with the conversion from a mutual holding company to a full stock company on December 21, 2000.
(2) Years 2000 and 1999 include $25.7 million in net proceeds from the reorganization on April 6, 1999. Prior to April 6, 1999, the Bank was a mutual institution. Therefore, earnings per share and weighted average shares outstanding in 1999 are for the six months ended September 30, 1999 (period subsequent to the reorganization.)
(3) Shares outstanding for the years ended 2000 and 1999 have been adjusted as of the beginning of the periods to give effect to the 1.0321 exchange ratio of previously issued shares in conjunction with the conversion that was effective December 21, 2000.

                            Selected Financial Ratios

                                                               At or For the Year Ended September 30,
                                                       --------------------------------------------------------------
                                                         2003          2002         2001         2000            1999
                                                         ----          ----         ----         ----            ----
Performance Ratios:
Return on average assets (net income
    divided by average total assets)..............        .73%           .74%         .80%         .70%           .72%
Return on average equity (net income
    divided by average equity)....................       5.94           5.92         5.61         6.43           6.65
Net interest-rate spread (1)......................       3.07           3.04         2.51         2.54           2.95
Net interest margin on average
    interest-earnings assets (1)..................       3.36           3.47         3.30         3.13           3.56
Average interest-earning assets to
    average interest-bearing liabilities..........        110            112          118          113            116

Efficiency ratio..................................         70             67           64           64             67

Asset Quality Ratios:
Nonperforming loans to total loans, net...........        .21            .22          .20          .17            .21
Nonperforming assets to total assets..............        .18            .17          .30          .17            .21
Net charge-offs to average loans less LIP
    outstanding...................................        .14            .17          .06          .06            .04
Allowance for loan losses to total loans
    less LIP......................................        .89            .90          .76          .75            .74

Capital Ratios:
Average equity to average assets
    (average equity divided by average
    total assets).................................      12.32          12.57        14.17        10.94          10.84
Equity to assets at period end....................      12.46          11.52        14.21        10.49          12.31
Dividend payout ratio.............................         24             22           19           10             12

Book value at year end............................    $ 18.93          18.38        17.10        11.07          10.33

(1)  Presented on taxable equivalent basis.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). The transaction resulted in the Company receiving approximately $120.9 million in cash, and included approximately $162.1 million in deposits and approximately $26.1 million in loans related to those seven offices. The Company paid a premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million being recorded which is subject to periodic amortization over a period of twelve years. The cash received from the purchase was primarily used to reduce $30.0 million in short-term fixed-rate and adjustable-rate FHLB advances and fund the purchase of approximately $85.0 million in securities. The securities were primarily mortgage-backed securities with average lives less than five years that provide cash flow from the time of purchase. This strategy allows the Company to immediately earn a fair rate of return on the invested funds and utilize the cash flow from the securities to fund new loan originations.

On October 2, 2002, the Company signed a definitive agreement with BB&T Corporation ("BB&T"), Winston-Salem, North Carolina, whereby BB&T would acquire 100% of the outstanding stock of the Company. However, pursuant to discussion with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to request permission to acquire control of the Company within three years of its second step conversion pursuant to regulatory guidelines. The application was filed on November 4, 2002 with the Office of Thrift Supervision ("OTS"). On March 17, 2003, BB&T withdrew its application to acquire control of the Company within the three-year period, citing rigorous regulatory standards that are being applied to recently converted thrifts. As a result of application being withdrawn, the Company wrote-off capitalized merger costs of $504,000 ($312,000 after tax) which were not recoverable or refundable.

Application of Critical Accounting Policies

Management's discussion and analysis of the Company's financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses policy is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of allowance for loan losses in the Lending Activities section and Notes 1 and 4 to consolidated financial statements for a detailed description of management's estimation process and methodology related to the allowance for loan losses.


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


Comparison of Financial Condition at September 30, 2003 and September 30, 2002

Assets. Total assets decreased $41.0 million, or 4.8%, to $818.5 million at September 30, 2003 from $859.4 million at September 30, 2002. The decrease in total assets resulted primarily from:

> a $19.7 million decrease in securities available for sale. Strong mortgage refinancing activities, resulting from the continued decline in longer-term interest rates, has accelerated the repayments on many mortgage-related securities. The Company elected not to reinvest certain funds to provide the liquidity to repay FHLB advances in January 2003,

> a $2.7 million net decrease in the loan portfolio. The decrease in loans resulted from increased refinance activity in the residential mortgage loan portfolio throughout the year, resulting in increased loan repayments, as longer-term interest rates continued to decline. In addition, during the first three months of the period, the Company's residential mortgage strategy was to originate and sell longer-term, fixed-rate loans in order to minimize future interest rate risk. The reduction in the residential mortgage loan portfolio was almost entirely offset by continued growth in the consumer and commercial loans outstanding. While new residential mortgage loan originations achieved a record level of production at $149.2 million for the year, $133.2 million in loans were paid-off during the period. Management continues to focus on commercial and consumer loan originations, where new loan production totaled $122.1 million for the period.

> a $16.9 million decrease in cash and cash equivalents. The decision to retain the majority of residential mortgage originations during the last two quarters, together with increased commercial and consumer loan originations has caused the decline in the balance of cash and cash equivalents.

> core deposit intangible decreased $1.6 million during the year due to normal amortization.

Liabilities. Total liabilities decreased $44.0 million, or 5.8%, to $716.5 million at September 30, 2003 from $760.5 million at September 30, 2002. The decrease in total liabilities resulted primarily from:

> a $34.5 million decrease in deposits. The decrease in deposits was primarily attributable to a $59.0 million decrease in certificate accounts, partially offset by a $24.5 million increase in transaction accounts. We believe that the decrease in certificate accounts in recent months has been caused by certain retail customers moving maturing certificate accounts into more liquid checking and money-market accounts due to due to the low interest-rate environment, or seeking higher yielding alternative investments. In addition, $22.5 million from the State of Florida certificate program matured during the period.

> a $7.5 million decrease in FHLB advances and other borrowings, primarily due to the maturity and repayment of $15.0 million of FHLB term advances and maturity of $5.5 million of reverse repurchase agreements. In addition, an $8.7 million decrease of funds borrowed under the Treasury Investment Program was replaced with $21.7 million of FHLB overnight borrowings.

Stockholder's Equity. The $3.0 million increase in the stockholders' equity includes:

>    $6.0 million in net income;
>    repurchase shares of Company stock at a cost of $126,000;
> net distribution of $971,000 from the restricted stock plan for vesting of certain awards;
>    decrease in accumulated other comprehensive income of $3.5 million;
> additional paid-in-capital of $566,000 resulting from exercise of stock options and capital adjustments related to stock plans;
>    repayment of $541,000 on the Employee  Stock  Ownership Plan ("ESOP") loan;
     and
>    dividends paid totaling $1.5 million.

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

Assets providing liquidity are generated through loan repayments, loan sales and the management of maturity distributions for loans and securities. An important aspect of liquidity management lies in maintaining sufficient levels of loans and mortgage-backed securities that generate monthly cash flows.

Cash and cash equivalents decreased $16.9 million to $13.8 million for the year ended September 30, 2003. Significant cash flows or uses (amounts shown in parentheses) were as follows (in millions):

Cash provided by operations............................................ $  13.3

Net repayment of Federal Home Loan Bank advances and other borrowings..    (7.5)

Decrease in deposits...................................................   (34.5)

Sales, maturities of and repayments on securities......................   197.7

Purchases of securities................................................  (183.2)

Purchases of premises and equipment....................................     (.8)

Net increase in loans..................................................    (1.4)

Dividends paid.........................................................    (1.5)

Other, net.............................................................     1.0
                                                                        -------

Net decrease in cash and cash equivalents.............................. $ (16.9)
                                                                        =======


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

Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances.

                                                                   Year Ended September 30,
                        ---------------------------------------------------------------------------------------------------------
                                           2003                            2002                                2001
                        --------------------------------------   -------------------------------  -------------------------------
                                Average               Average    Average                Average   Average              Average
                                Balance  Interest   Yield/Cost   Balance  Interest    Yield/Cost  Balance    Interest Yield/Cost
                                -------  --------   ----------   -------  --------    ----------  -------    -------- ----------
Interest-earning assets:
Residential                   $ 293,520   19,531        6.65%   $ 314,686   23,066        7.33%  $ 322,388     24,544  7.61%
Consumer                        114,965    8,674        7.54       95,926    7,838        8.17      82,966      7,233  8.72
Commercial                       82,488    5,341        6.47       72,197    5,344        7.40      58,215      4,894  8.41
                              ---------   ------                ---------   ------               ---------     ------
   Total loans (1)              490,973   33,546        6.83      482,809   36,248        7.51     463,569     36,671  7.91
Securities and other (2)(6)     263,912   12,671        4.80      220,793   13,128        5.95     121,925      8,552  7.01
                              ---------   ------                ---------   ------               ---------     ------
   Total interest-earning
     assets                     754,885   46,217        6.12      703,602   49,376        7.02     585,494     45,223  7.72
                                          ------                            ------                             ------
Noninterest-earning assets       68,052                            49,113                           26,915
                              ---------                         ---------                        ---------
   Total assets               $ 822,937                         $ 752,715                        $ 612,409
                              =========                         =========                        =========

Interest-bearing liabilities:
Checking accounts             $  81,592      706        0.87    $  58,195      844        1.45   $  32,937        590  1.79
Savings accounts                 54,716      578        1.06       44,832      722        1.61      27,940        486  1.74
Money-market accounts            77,082    1,117        1.45       54,762    1,404        2.56      28,766      1,205  4.19
Certificate accounts            329,084   11,579        3.52      329,291   14,874        4.52     263,512     15,519  5.89
                              ---------   ------                ---------   ------               ---------     ------
   Total interest-bearing
     deposits                   542,474   13,980        2.58      487,080   17,844        3.66     353,155     17,800  5.04
FHLB advances and other
  borrowings                    141,375    6,863        4.85      139,482    7,104        5.09     142,536      8,018  5.63
                              ---------   ------                ---------   ------               ---------     ------
   Total interest-bearing
     liabilities                683,849   20,843        3.05      626,562   24,948        3.98     495,691     25,818  5.21
                                          ------                            ------
Noninterest-bearing
  liabilities (3)(7)             37,664                            31,534                           29,960         77
                              ---------                         ---------                        ---------
   Total liabilities            721,513                           658,096                          525,651     25,895
                                                                                                               ------
Stockholders' equity            101,424                            94,619                           86,758
                              ---------                         ---------                        ---------
   Total liabilities and
     stockholders' equity     $ 822,937                         $ 752,715                        $ 612,409
                              =========                         =========                        =========

Net interest income (6)                 $ 25,374                          $ 24,428                           $ 19,328
                                          ======                            ======                             ======
Interest rate spread (4)                                3.07%                             3.04%                        2.51%
                                                        ====                              ====                         ====
Net margin on interest-
  earning assets (5)                                    3.36%                             3.47%                        3.30%
                                                        ====                              ====                         ====
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                           110%                              112%                          118%
                                                        ===                               ===                           ===

--------------
(1)  Average balances include nonaccrual loans.
(2) Securities and other includes securities available for sale and held to maturity, interest-earning deposits and FHLB stock.
(3)  Includes noninterest-bearing checking accounts.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net margin on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(6) Interest income and net interest income do not agree to the consolidated statement of earnings because the tax equivalent income (based on effective tax rate of 34%) on municipal bonds is included in this schedule.
(7) Interest in 2001 includes interest expense on $80.9 million of funds received from the public stock offering.

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


                                                Year Ended September 30,
                          ----------------------------------------------------------------
                                    2003 vs. 2002                    2002 vs. 2001
                          -------------------------------  -------------------------------
                             Increase (Decrease) Due to       Increase (Decrease) Due to
                          -------------------------------  -------------------------------
                            Volume       Rate       Net      Volume       Rate       Net
                            ------       ----       ---      ------       ----       ---
                                              (Dollars in thousands)
Interest income:
Residential ............   $(1,491)    (2,044)    (3,535)      (578)      (900)    (1,478)
Consumer ...............     1,470       (634)       836      1,079       (474)       605
Commercial .............       711       (714)        (3)     1,086       (636)       450
                           -------    -------    -------    -------    -------    -------
   Total loans .........       690     (3,392)    (2,702)     1,587     (2,010)      (423)

Securities and other ...     2,350     (2,807)      (457)     6,034     (1,458)     4,576
                           -------    -------    -------    -------    -------    -------

Total interest income ..   $ 3,040     (6,199)    (3,159)     7,621     (3,468)     4,153
                           =======    =======    =======    =======    =======    =======

Interest expense:
Checking accounts ......   $   270       (408)      (138)       384       (130)       254
Savings accounts .......       138       (282)      (144)       274        (38)       236
Money-market accounts ..       452       (739)      (287)       796       (597)       199
Certificates of deposit         (9)    (3,286)    (3,295)     3,407     (4,052)      (645)
                           -------    -------    -------    -------    -------    -------
   Total deposits ......       851     (4,715)    (3,864)     4,861     (4,817)        44
                           -------    -------    -------    -------    -------    -------

FHLB advances and other
  borrowings ...........        97       (338)      (241)      (170)      (821)      (991)
                           -------    -------    -------    -------    -------    -------

Total interest expense .   $   948     (5,053)    (4,105)     4,691     (5,638)      (947)
                           =======    =======    =======    =======    =======    =======

Change in net interest
  income ...............   $ 2,092     (1,146)       946      2,930      2,170      5,100
                           =======    =======    =======    =======    =======    =======

Comparison of Operating Results for the Years Ended September 30, 2003 and September 30, 2002

Net Income. Net income for the year ended September 30, 2003 increased $417,000, or 7.4% to $6.0 million, compared to $5.6 million for the year ended September 30, 2002.

> Net interest income increased $925,000, or 3.9%, for the year ended September 30, 2003 compared to the same period in 2002. This increase resulted primarily from a $4.1 million decrease in interest expense, partially offset by $3.2 million decrease in interest income.

> Noninterest income increased by $1.9 million from 2002 to 2003 due mainly to:
     o increased fees and service charges mainly related to the Branch Acquisition;
     o    gains on sale of mortgage loans;
     o    net gains on sale of securities.

> Noninterest expenses increased $2.0 million to $22.5 million for the year ended September 30, 2003 from $20.5 million for the year ended September 30, 2002, due to increases in several expense categories, as discussed below.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the year ended September 30, 2003 compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> While the amount of residential loans outstanding decreased, consumer loan balances increased significantly, due to a special home equity loan program during the year, and commercial loan balances showed steady growth throughout the year. While average consumer and commercial loans grew $29.3 million during the year, approximately $9.8 million, or 33.4%, of the growth was attributable to loans acquired in the Branch Acquisition being included in the average balances for the entire year compared to seven and one-half months for 2002.

>   The average  yield on loans  decreased  68 basis points to 6.83% during the year. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinance activity not only impacts the residential loan yields, it also creates pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically; therefore, the lower interest rate environment has caused yield on the consumer loan portfolio to decline from last year, as new loans are generated in this lower interest rate environment to replace the loans being paid off.

> The average balances in the securities portfolio grew 20% as the Company invested approximately $85 million from the funds received from the Branch Acquisition.

> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable-rate securities in fiscal 2003 to manage the interest-rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.


Interest Expense. The following discussion highlights the major factors that impacted the changes in interest expense during the year ended September 30, 2003 when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table.

> The increase in average deposits is mainly attributable to $162.0 million in deposits assumed in the Branch Acquisition. Also, the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional deposit growth. Although average deposits grew, interest expense was lower due to the change in the mix of deposits and the overall reduction in market interest rates. The average balances in interest checking, savings and money-market accounts grew 35%. Since these deposit typically pay lower interest rates, together with certificate accounts renewing at lower rates in the current interest rate environment, the overall cost of interest-bearing deposits declined by 108 basis points.

> Average FHLB advances and other borrowings increased slightly in 2003, compared to 2002. Certain FHLB fixed-rate advances were either prepaid or repaid at maturity, causing the advance balances to decline. However, leveraging transactions involving U.S. agency securities were funded with borrowings through lower-cost reverse repurchase agreements.

> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided immediate reduction in the cost of deposits, as well as advances and other borrowings.


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

The provision for loan losses was $660,000 for the year ended September 30, 2003 compared to $680,000 for fiscal 2002. The provision for loan losses decreased for the current year primarily due to lower than expected net charge-offs for the year. The allowance for loan losses was $4.5 million at September 30, 2003 and 2002, since current year provision for loan losses and net charge-offs were comparable. The current allowance represents .89% of loans outstanding at September 30, 2003. The Company had net charge-offs of $700,000, approximately 17% of which related to loans acquired in the Branch Acquisition, for the year ended September 30, 2003 compared to net charge-offs of $813,000 for fiscal 2002. In addition, while Classified Assets increased $311,000, special mention assets increased $438,000 and substandard assets decreased $127,000 as further discussed at page 10. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio and classified assets, especially its commercial real estate and consumer loan portfolio.

Noninterest Income. Noninterest income increased by $1.9 million to $7.1 million for the year ended September 30, 2003. The major components of the increase was due to the following:

> gains of $712,000 recognized on the sale of $39.0 million in long term fixed-rate mortgage loans, an increase of $438,000, or 160% from fiscal 2002,

> an increase in net gain on sale of securities available for sale of $1.2 million. During fiscal 2003 the Company recognized $1.9 million in net gains on the sales of $52.2 million securities available for sale.

> a decrease of $260,000 in earnings on bank-owned life insurance. In fiscal 2002 the Company recognized income of $381,000 related to the value of equity securities received in the demutualization of an insurance company where the Company was a policyholder. This was offset by increased earnings on premiums of $4.5 million for additional policies purchased in March and April 2002,

> an increase of $313,000 in account fees and service charges, primarily related to the overall increase in accounts from the Branch Acquisition.

> an increase of $175,000 in other noninterest income, primarily due to $558,000 of commission income from the Company's annuity sales program that began in September 2002. The commission income more than offset the following 2002 income items:
     o    $140,000 in loan related fees,
     o $201,000 gain on the sale of a former bank property during the prior period.


Noninterest Expense. Noninterest expense increased by $2.0 million to $22.5 million for the year ended September 30, 2003 from $20.5 million for the year ended September 30, 2002. The major components of the increase was due to the following:

>    Compensation and employee benefits increased $179,000 due primarily to:
     o increase of $590,000 due to the addition of the seven retail sales offices (66 staff members) related to the Branch Acquisition, and $110,000 in additional costs for the full year operation of one new branch office opened during the past year;

     o 4% average salary increases due to merit and cost of living adjustments, partially offset by staff reductions;
     o increase in commissions of $724,000 as residential mortgage loan origination production increased over 47%, a revised retail incentive plan resulted in increased sales of products and services, and annuity sales generated incentive payments during the year;
     o a $465,000 increase for health insurance costs due to the growth in the employee base, including the Branch Acquisition, as well as increased claims experience.

>    The increases noted above were partially offset by:
     o    a $69,000 decrease in overtime compensation;
     o the deferral of an additional $1.4 million in estimated direct cost of originating loans due to increased loan volume and estimates of the costs.

> Occupancy and equipment costs increased $397,000, due primarily to the addition of seven new offices in the Branch Acquisition and the opening of one new retail sales office in November 2002.

> Data processing expense increased $131,000 due to the expanded branch network resulting from the Branch Acquisition and the opening of one new retail sales office in November.

> Professional fees increased $199,000, primarily due to the write-off of $242,000 in merger-related legal expenses resulting from the cancellation of the merger agreement between the Company and BB&T.

>    Amortization  of  core  deposit   intangible   resulting  from  the  Branch
     Acquisition increased $480,000 as a full year's amortization was recorded in 2003 versus the partial year amortization in 2002

>    Other expenses  increased by $581,000  primarily due to:
     o the write-off of $262,000 of merger-related investment banking expenses resulting from the cancellation of the merger agreement between the Company and BB&T;
     o a $251,000 increase in loan expenses, primarily attributable to the "no closing costs" consumer loan program during the year;
     o a $119,000 increase in telecommunication expenses related to the expanded branch network and communication channel upgrades;
     o a $102,000 increase in marketing costs due primarily to the promotion of the "no closing costs" consumer loan program during the year.
     o a $110,000 increase in insurance expense due to higher premiums that prevail in the commercial insurance marketplace;
     o a $239,000 decrease in deposit charge-offs and miscellaneous deposit losses primarily attributable to the Branch Acquisition and the proof of deposit (POD) conversion in 2002;
     o a $63,000 increase in security guard expense for increased protection of customers and employees after the Company experienced a series of robberies during fiscal 2002. The actual dollar losses from the robberies were not significant;
     o increase of $63,000 in correspondent bank charges primarily relating to the higher costs relating to the POD conversion and the Branch Acquisition creating an increased volume of items processed;
     o decrease of $324,000 in other operating expense primarily due to the 2002 write-down of a Winter Haven property, that was originally scheduled to be a retail sales office, but is now being actively marketed for sale;
     o increase of $106,000 in debit card expenses related to increased volume from additional cardholders acquired in the Branch Acquisition.

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


Noninterest Expense. Noninterest expense increased by $6.7 million to $20.5 million for the year ended September 30, 2002 from $13.8 million for the year ended September 30, 2001. The major components of the increase was due to the following:

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

>    Other expenses increased by $1.4 million primarily due to the following:
     o    increase of $202,000 for the 2002 Restricted Stock Plan for Directors;
     o increase of $160,000 in correspondent bank charges primarily relating to the higher costs relating to the POD conversion and the Branch Acquisition creating an increased volume of items processed;
     o increase of $319,000 in other operating expense primarily due to the write-down of a Winter Haven property that was originally scheduled to be a retail sales office, but is now being actively marketed for sale;.
     o increase of $128,000 in security guard expenses related to a series of robberies that occurred during the year;
     o increase of $128,000 in debit card expenses related to increased volume from additional card holders acquired in the Branch Acquisition;
     o    $120,000 in acquisition related costs that could not be capitalized;
     o $138,000 in additional telephone and data communication costs due to the expanded branch network and upgrade of communication channels.

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

Purchase obligations represent commitments to purchase securities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company also has recourse obligations on loans sold in the secondary market. These recourse obligations require the Company to repurchase the loans if the borrower defaults within a certain time period after the loan is sold, usually three to twelve months. The Company has not had to repurchase any loan sold in the secondary market in relation to these recourse obligations.

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at September 30, 2003 (in thousands):

                                                      Payments Due by Period
                                           -------------------------------------------
                                                           Less                 More
                                                          Than 1      1-3        3-5        Than 5
Contractual Obligations                       Total        Year      Years      Years        Years
                                              -----        ----      -----      -----        -----
FHLB advances ...........................   $136,175     26,675     25,000     20,000     64,500
Other borrowings ........................     20,643     20,643          -          -          -
Operating leases ........................        964        190        352        270        152
Purchase obligations ....................     10,000     10,000          -          -          -
Loan commitments ........................      7,938      7,938          -          -          -
Standby letters of credit ...............        751        751          -          -          -
Loans sold with recourse obligations ....     38,039     38,039          -          -          -
Undisbursed construction and line of
     credit loans .......................     53,765     53,765          -          -          -
                                            --------   --------   --------   --------   --------

Total ...................................   $268,275    158,001     25,352     20,270     64,652
                                            ========   ========   ========   ========   ========

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

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

>    when market  conditions  permit,  to  originate  and hold in its  portfolio
     adjustable-rate   mortgage   loans  which  have   periodic   interest  rate
     adjustments; and

> maintaining a securities portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Company has also made a significant effort to maintain its level of lower cost deposits as a method of enhancing profitability. At September 30, 2003, the Company had 46% of its deposits in savings, checking and money-market accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates. This stability has enabled the Company to offset the impact of rising rates in other deposit accounts.

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

The following table presents the NPV as of September 30, 2003. The NPV was calculated by the OTS, based upon the above model assumptions and financial information provided by the Company. As illustrated in the table, the calculations show that the Company would be adversely affected by increases in interest rates and would benefit slightly by decreases in interest rates (dollars in thousands).

                                                         NPV as % of
             Net Portfolio Value ("NPV")           Present Value of Assets
             ---------------------------         -------------------------------
Change                                                               Basis Point
In Rates    $ Amount   $ Change   % Change        NPV Ratio            Change
--------    --------   --------   --------        ---------            ------
+300 bp       54,570   (42,998)      (44)%            6.92%          (452) bp
+200 bp       70,099   (27,469)      (28)%            8.65%          (279) bp
+100 bp       85,358   (12,210)      (13)%           10.25%          (119) bp
   0 bp       97,568                                 11.45%
-100 bp      101,945     4,376         4%            11.78%            33 bp



The OTS defines the sensitivity measure as the change in NPV ratio with a 200 basis point shock. Our sensitivity measure reflects a 279 basis point decline in NPV ratio as of September 30, 2003 compared to a sensitivity measure of 197 basis points as of September 30, 2002. The increase in our sensitivity measure at September 30, 2003 primarily reflects the increase in longer-term interest rates in the last few months of the fiscal year.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below:

                                                                            Page
                                                                            ----


Independent Auditors' Report.............................................    43

Consolidated Balance Sheets at September 30, 2003 and 2002...............    44

Consolidated Statements of Earnings for the Years Ended
    September 30, 2003, 2002 and 2001....................................    45

Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 2003, 2002 and 2001.................................... 46-47

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2003, 2002 and 2001.................................... 48-49

Notes to Consolidated Financial Statements............................... 50-74

                          Independent Auditors' Report




FloridaFirst Bancorp, Inc.
Lakeland, Florida:

         We have audited the accompanying consolidated balance sheets of FloridaFirst Bancorp, Inc. and Subsidiary (the "Company") at September 30, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/HACKER, JOHNSON & SMITH PA


HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 14, 2003

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)


                                                                        September 30,
                                                                   ----------------------
    Assets                                                            2003         2002
                                                                   ---------    ---------
Cash and due from banks                                            $  13,403       14,119
Interest-earning deposits                                                372       16,509
                                                                   ---------    ---------

         Total cash and cash equivalents                              13,775       30,628

Securities available for sale                                        252,897      272,624
Loans, net of allowance for loan losses of $4,479 and $4,519         496,684      499,433
Premises and equipment, net                                           13,978       14,721
Federal Home Loan Bank stock, at cost                                  6,955        6,966
Cash surrender value of bank-owned life insurance                     17,082       16,128
Core deposit intangible, net                                          10,016       11,576
Other assets                                                           7,095        7,370
                                                                   ---------    ---------

              Total assets                                         $ 818,482      859,446
                                                                   =========    =========

     Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits                                   $  33,741       31,265
    Interest-bearing deposits                                        519,168      556,166
                                                                   ---------    ---------

              Total deposits                                         552,909      587,431

    Federal Home Loan Bank advances                                  136,175      129,500
    Other borrowings                                                  20,643       34,834
    Other liabilities                                                  6,783        8,703
                                                                   ---------    ---------

              Total liabilities                                      716,510      760,468
                                                                   ---------    ---------

Commitments and contingencies (Notes 5, 14 and 15)

Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding                                        -            -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,541,643 and 5,528,452 issued                                  554          553
    Additional paid-in capital                                        52,610       52,044
    Retained earnings                                                 55,377       50,809
    Treasury stock, at cost, 155,261 and 150,000 shares               (2,806)      (2,680)
    Unallocated shares held by the employee stock ownership plan      (4,328)      (4,869)
    Unallocated shares held by the restricted stock plan              (1,111)      (2,082)
    Accumulated other comprehensive income                             1,676        5,203
                                                                   ---------    ---------

              Total stockholders' equity                             101,972       98,978
                                                                   ---------    ---------

              Total liabilities and stockholders' equity           $ 818,482      859,446
                                                                   =========    =========

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)

                                                             Year Ended September 30,
                                                           ---------------------------
                                                             2003      2002      2001
                                                           -------   -------   -------
Interest income:
    Loans                                                  $33,546    36,248    36,671
    Securities                                              11,784    12,082     7,526
    Other                                                      400       580       649
                                                           -------   -------   -------

         Total interest income                              45,730    48,910    44,846
                                                           -------   -------   -------

Interest expense:
    Deposits                                                13,980    17,844    17,800
    Federal Home Loan Bank advances and other borrowings     6,863     7,104     8,095
                                                           -------   -------   -------

         Total interest expense                             20,843    24,948    25,895
                                                           -------   -------   -------

Net interest income                                         24,887    23,962    18,951

         Provision for loan losses                             660       680       615
                                                           -------   -------   -------

Net interest income after provision for loan losses         24,227    23,282    18,336
                                                           -------   -------   -------

Noninterest income:
    Fees and service charges                                 2,672     2,359     1,546
    Net gain on sale of loans held for sale                    712       274       209
    Net gain (loss) on sale of securities                    1,883       685      (234)
    Earnings on bank-owned life insurance                      954     1,214       563
    Other                                                      839       664       403
                                                           -------   -------   -------

         Total noninterest income                            7,060     5,196     2,487
                                                           -------   -------   -------

Noninterest expense:
    Salaries and employee benefits                          10,960    10,781     7,689
    Occupancy expense                                        3,400     3,003     2,165
    Data processing                                            729       598       500
    Professional fees                                          691       492       437
    Postage and office supplies                                622       579       415
    Amortization of core deposit intangible                  1,560     1,080         -
    Other                                                    4,565     3,984     2,570
                                                           -------   -------   -------

         Total noninterest expense                          22,527    20,517    13,776
                                                           -------   -------   -------

Income before income taxes                                   8,760     7,961     7,047

         Income taxes                                        2,739     2,357     2,178
                                                           -------   -------   -------

Net income                                                 $ 6,021     5,604     4,869
                                                           =======   =======   =======

Earnings per share:

    Basic                                                  $  1.19      1.10      0.92
                                                           =======   =======   =======

    Diluted                                                $  1.13      1.05      0.90
                                                           =======   =======   =======

Weighted-average common and common equivalent shares outstanding (in thousands):

    Basic                                                    5,062     5,095     5,293
                                                           =======   =======   =======

    Diluted                                                  5,322     5,339     5,429
                                                           =======   =======   =======

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
              ($ in thousands, except share and per share amounts)

                                                                                                           Accumulated
                                                                                  Unallocated                Other
                                                                                     Shares    Unallocated   Compre-
                                   Common Stock    Additional                         Held       Shares      hensive        Total
                               ------------------   Paid-In    Retained   Treasury   by the      Held by     Income    Stockholders'
                                 Shares     Amount   Capital   Earnings     Stock     ESOP       the RSP     (Loss)        Equity
                                 ------     ------   -------   --------     -----     ----       -------     ------        ------
Balance at September 30, 2000  5,752,875    $ 575     25,085     42,506     (3,606)   (1,838)      (410)     (1,231)       61,081
                                                                                                                           ------

Comprehensive income:
   Net income                          -        -          -      4,869          -         -          -           -         4,869
   Change in unrealized loss
     on securities available
     for sale, net of tax              -        -          -          -          -         -          -       2,857         2,857
                                                                                                                          -------

Total comprehensive income                                                                                                  7,726
                                                                                                                          -------

Stock issuance, net of issuance
   costs of $1,007             3,147,952      315     30,245          -          -         -          -           -        30,560

Convert common and retire
   treasury stock             (3,381,206)    (338)    (3,268)         -      3,606         -          -           -            -

Proceeds from exercise of
   stock options                   2,229        -         18          -          -         -          -           -            18

35,000 shares acquired for
   treasury, at cost                   -        -          -          -       (481)        -          -           -          (481)

Fair value of ESOP and RSP
   shares allocated                    -        -        (21)         -          -       325        157           -           461

251,836 and 51,723 shares
   acquired for ESOP and
   RSP, at cost                        -        -          -          -          -    (3,897)      (733)          -        (4,630)

Dividends ($.19 per share)             -        -          -       (921)         -         -          -           -          (921)
                               ---------    -----     ------     ------     ------    ------     ------       -----        ------

Balance at September 30, 2001  5,521,850      552     52,059     46,454       (481)   (5,410)      (986)      1,626        93,814
                                                                                                                           ------

Comprehensive income:
   Net income                          -        -          -      5,604          -         -          -           -         5,604
   Change in unrealized gain
     on securities available
     for sale, net of tax              -        -          -          -          -         -          -       3,577         3,577
                                                                                                                           ------

Total comprehensive income                                                                                                  9,181
                                                                                                                           ------

Proceeds from exercise of
   stock options                   6,602        1         53          -          -         -          -           -            54

Fair value of ESOP and RSP
   shares allocated                    -        -       (169)         -          -       541      1,190           -         1,562

Tax benefit from stock options
   and RSP shares                      -        -        101          -          -         -          -           -           101

115,000 and 124,658 shares acquired
   for treasury and RSP, at cost       -        -          -          -     (2,199)        -     (2,286)          -        (4,485)

Cash dividends ($.23 per share)        -        -          -     (1,249)         -         -          -           -        (1,249)
                               ---------    -----     ------     ------     ------    ------     ------       -----        ------

Balance at September 30, 2002  5,528,452    $ 553     52,044     50,809     (2,680)   (4,869)    (2,082)      5,203        98,978
                               ---------    -----     ------     ------     ------    ------     ------       -----       -------

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

              ($ in thousands, except share and per share amounts)

                                                                                                           Accumulated
                                                                                  Unallocated                Other
                                                                                     Shares    Unallocated   Compre-
                                   Common Stock    Additional                         Held       Shares      hensive        Total
                               ------------------   Paid-In    Retained   Treasury   by the      Held by     Income    Stockholders'
                                 Shares     Amount   Capital   Earnings     Stock     ESOP       the RSP     (Loss)        Equity
                                 ------     ------   -------   --------     -----     ----       -------     ------        ------

Balance at September 30, 2002  5,528,452    $ 553     52,044     50,809     (2,680)   (4,869)    (2,082)      5,203        98,978
                                                                                                                          -------

Comprehensive income:
   Net income                          -        -          -      6,021          -         -          -           -         6,021
   Change in unrealized gain
     on securities available
     for sale, net of tax benefit      -        -          -          -          -         -          -      (3,527)       (3,527)
                                                                                                                          -------

Total comprehensive income                                                                                                  2,494
                                                                                                                          -------

Proceeds from exercise of
   stock options                  13,191        1        122          -          -         -          -           -           123

Fair value of ESOP and RSP
   shares allocated                    -        -        139          -          -       541        971           -         1,651

Tax benefit from stock options
   and RSP shares                      -        -        305          -          -         -          -           -           305

5,261 shares acquired for
   treasury, at cost                   -        -          -          -       (126)        -          -           -          (126)

Cash dividends ($.27 per share)        -        -          -     (1,453)         -         -          -           -        (1,453)
                               ---------    -----     ------     ------     ------    ------     ------       -----       -------

Balance at September 30, 2003  5,541,643    $ 554     52,610     55,377     (2,806)   (4,328)    (1,111)      1,676       101,972
                               ---------    -----     ------     ------     ------    ------     ------       -----       -------

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Year Ended September 30,
                                                                           ------------------------------------
                                                                              2003         2002         2001
                                                                           ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                             $   6,021        5,604        4,869
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                               660          680          615
         Depreciation                                                          1,502        1,004          995
         Amortization of core deposit intangible                               1,560        1,080            -
         Net amortization of premiums and discounts on securities              1,506          270         (129)
         Deferred income tax benefit                                            (275)         (62)        (278)
         Net (gain) loss on sale of securities                                (1,883)        (685)         234
         Tax benefit from stock options and RSP shares                           305          101            -
         Net gain on sale of loans held for sale                                (712)        (274)        (209)
         Proceeds from sales of loans held for sale                           39,690       19,631       15,258
         Loans originated for sale                                           (36,612)     (21,200)     (14,989)
         Earnings on bank-owned life insurance                                  (954)      (1,214)        (563)
         Net decrease (increase) in other assets                               1,314       (1,186)         (76)
         Net increase in other liabilities                                     1,156        2,370        1,323
                                                                           ---------    ---------    ---------

              Net cash provided by operating activities                       13,278        6,119        7,050
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayments of securities
         available for sale                                                  197,703      103,062       37,008
    Proceeds from sales, maturities and repayments of securities
         held to maturity                                                          -            -        9,675
    Purchase of securities available for sale                               (183,198)    (239,677)     (65,440)
    Net (increase) decrease in loans, exclusive of branch acquisition         (1,380)       1,038      (34,742)
    Net redemption of FHLB stock                                                  11          704          255
    Purchase of bank-owned life insurance                                          -       (4,500)      (5,000)
    Purchases of premises and equipment, exclusive of branch
         acquisition                                                            (759)      (3,531)      (3,408)
    Net proceeds from sales of foreclosed assets                                 986          937            -
    Net proceeds from sale of premises and equipment                               -            -          404
                                                                           ---------    ---------    ---------

              Net cash provided by (used in) investing activities             13,363     (141,967)     (61,248)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
    Cash received upon purchase of deposits                                        -      120,922            -
    Net (decrease) increase in deposits, exclusive of branch acquisition     (34,522)      25,772       44,983
    Net increase (decrease) in FHLB advances                                   6,675      (20,000)      (8,500)
    Net (decrease) increase in other borrowings                              (14,191)      23,786        8,111
    Payments to acquire treasury stock                                          (126)      (2,199)        (481)
    Payments to acquire shares held by the ESOP                                    -            -       (3,897)
    Payments to acquire shares held by the RSP                                     -       (2,286)        (733)
    Dividends paid                                                            (1,453)      (1,249)        (921)
    Net proceeds received from issuance of common stock                          123           54       30,578
                                                                           ---------    ---------    ---------

              Net cash (used in) provided by financing activities            (43,494)     144,800       69,140
                                                                           ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents                         (16,853)       8,952       14,942

Cash and cash equivalents at beginning of year                                30,628       21,676        6,734
                                                                           ---------    ---------    ---------

Cash and cash equivalents at end of year                                   $  13,775       30,628       21,676
                                                                           =========    =========    =========

                                                                                                   (continued)

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                                 (In thousands)


                                                                     Year Ended September 30,
                                                                     ------------------------
                                                                       2003     2002     2001
                                                                    ---------   ------   ------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                                   $  21,237   24,808   25,948
                                                                    =========   ======   ======

         Income taxes                                               $   1,780    2,894    2,374
                                                                    =========   ======   ======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets                             $   1,164    1,011      298
                                                                    =========   ======   ======

    Loans originated on sales of foreclosed assets                  $     107        -        -
                                                                    =========   ======   ======

    Accumulated other comprehensive income, unrealized
         gain (loss) on securities available for sale, net of tax   $  (3,527)   3,577    2,857
                                                                    =========   ======   ======

    Fair value of restricted stock plan shares distributed          $     850      967      177
                                                                    =========   ======   ======

    Fair value of ESOP shares allocated                             $     801      595      284
                                                                    =========   ======   ======

    Transfer of land from premises and equipment to other assets    $       -    1,199        -
                                                                    =========   ======   ======

    Common stock distribution received                              $       -      381        -
                                                                    =========   ======   ======

    Acquisition of branches:
         Fair value of premises and equipment acquired              $       -    2,449        -
                                                                    =========   ======   ======

         Fair value of loans acquired                               $       -   26,095        -
                                                                    =========   ======   ======

         Core deposit intangible                                    $       -   12,656        -
                                                                    =========   ======   ======

         Deposits assumed in acquisition of branches                $       -   41,200        -
                                                                    =========   ======   ======

See Accompanying Notes to Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

            September 30, 2003 and 2002 and each of the years in the
                   three-year period ended September 30, 2003

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

       Reorganization. On April 6, 1999, the Bank reorganized from a mutual savings association into a mutual holding company named FloridaFirst Bancorp MHC ("MHC") and formed FloridaFirst Bancorp (the "Bancorp"), a middle-tier holding company, whereby the Bank became a wholly-owned subsidiary of the Bancorp (the "Reorganization"). In connection with the Reorganization, the Bancorp sold 2,703,851 shares of its Common Stock to the public and the remaining 3,049,024 shares were held by MHC. On December 21, 2000, the Company completed its stock offering in connection with the conversion and reorganization of the Bank and its holding company, the Bancorp, from the mutual holding company form of organization to a full stock company (the "Conversion"). As part of the conversion and reorganization, the shares formerly held by MHC were cancelled, the Company sold 3,147,952 new shares to the public and the shares held by stockholders of the Bancorp were exchanged for 2,372,048 shares of the Company's common stock.

       At the time of the Conversion, the Bank established a liquidation account in an amount equal to the MHC's applicable equity as discussed in the rules of the OTS. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually, to the extent that eligible and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases in balances will not restore an eligible or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

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

       Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimate made by management that is critical to the consolidated financial statements is the appropriate level of the allowance for loan losses which can be significantly impacted by future industry, market and economic trends and conditions. Regulatory agencies, as a part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize changes in the allowance based on their judgements of information available to them at the time of their examination.

       Cash and Cash Equivalents. For financial statement purposes, the Company considers cash, due from banks and interest-earning accounts with original maturities of three months or less in other financial institutions to be cash and cash equivalents. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank or with a qualified bank correspondent. At September 30, 2003 and 2002, these reserve balances amounted to $7.8 million and $6.4 million, respectively.

       Securities. Securities available for sale are stated at fair value. Purchase premiums and discounts are recognized into interest income using the interest-method over the terms of the securities. Unrealized gains and losses on securities available for sale, net of taxes, are included in accumulated other comprehensive income in the consolidated balance sheets until these gains or losses are realized. Securities available for sale that experience a decline in fair value that is other than temporary are written down to fair value and the resultant losses are reflected in the consolidated statements of earnings. Gains and losses on the sale of securities available for sale are recorded on the settlement date and determined using the specific identification method.

       Capital stock in the Federal Home Loan Bank of Atlanta ("FHLB") is held in accordance with certain requirements of the FHLB. The Company's investment in the FHLB is carried at cost and serves as collateral for FHLB advances (see Note 7).

       Loans Held For Sale. Loans originated and intended for sale by the Company are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses on the sale of such loans are recognized using the specific identification method.

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

       Loan   origination  fees  and  certain  direct   origination   costs  are
       capitalized and recognized as an adjustment of the yield of the loan portfolio.

       The Company follows a consistent procedural discipline and accounts for loan losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and accounts for impaired loans in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The following is a description of how each portion of the allowance for loan losses is determined.

       The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial and commercial real estate, residential real estate, and consumer. The Company provides for an allowance for losses in the portfolio by the above categories, which consists of two components: general loss percentages and specific loss analysis.

       General loss percentages are calculated based upon historical analyses. A portion of the allowance is calculated for inherent losses which management believes exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the effectiveness of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparison.

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

       Premises  and  Equipment.  Land is carried at cost.  Other  premises  and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Estimated lives are 10 to 50 years for buildings and leasehold improvements, and 3 to 10 years for furniture, fixtures and equipment.

       Maintenance and repairs are charged to expense when incurred. Expenditures for renewals and betterments are capitalized. The costs and accumulated depreciation relating to office properties and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains and losses are reflected in the consolidated statements of earnings.

       Foreclosed Assets. Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at the lower of cost (principal balance of the former mortgage loan) or estimated fair value, less estimated selling expenses. The carrying value of foreclosed assets, which includes repossessed consumer assets, was $418,000 and $347,000 at September 30, 2003 and 2002 and is included in Other assets in the consolidated balance sheets. The Company reported net expenses related to these foreclosed assets of $89,000, $70,000 and $47,000 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

       Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

       Financial Instruments With Off-Balance-Sheet Risk. In the ordinary course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit at both fixed- and variable-interest rates, standby letters of credit, undisbursed construction and line of credit loans and loans sold with recourse obligations. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the consolidated balance sheets. The Company's exposure to credit loss for commitments to extend credit, undisbursed loans and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

       Self-Insurance. The Company is self-insured for employee medical and dental benefits, but has a reinsurance contract to limit the amount of liability for these benefits in any plan year. Benefits are administered through a third-party administrator. The Company accrues a liability to target a certain percentage of average claims paid over the past three years. The plan covers only active employees as defined in the plan. During the years ended September 30, 2003, 2002 and 2001, the Company recognized expenses, including claims and administrative fees, net of amounts received under the reinsurance contract and premiums received from employees, of $1.5 million, $1.1 million and $750,000, respectively.


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

                                                                            Year Ended September 30,
                                                                      --------------------------------------
                                                                          2003          2002           2001
                                                                          ----          ----           ----
          Risk-free rate of return                                         N/A         5.43%            N/A
          Annualized dividend                                              N/A         1.50%            N/A
          Estimated volatility                                             N/A           22%            N/A
          Expected life of options granted                                 N/A      10 years            N/A
          Weighted-average grant-date fair value of options issued
              during the year                                              N/A          5.75            N/A
                                                                           ===       =======            ===

          Net income, as reported                                     $  6,021         5,604          4,869
          Deduct:  Total stock-based employee compensation
              determined under the fair value based method for
              stock options awarded, net of related tax benefit           (380)         (771)          (214)
                                                                        ------        ------         ------ -
          Proforma net income                                         $  5,641         4,833          4,655
                                                                         =====         =====          =====
          Basic earnings per share:
              As reported                                             $   1.19          1.10           0.92
                                                                        ======        ======         ======
              Proforma                                                $   1.11          0.95           0.88
                                                                        ======        ======         ======
          Diluted earnings per share:
              As reported                                             $   1.13          1.05           0.90
                                                                         =====        ======         ======
              Proforma                                                $   1.06          0.91           0.86
                                                                        ======        ======         ======

       Both net income, as reported and proforma net income, were reduced by approximately $523,000, $539,000 and $113,000 for the years ended September 30, 2003, 2002 and 2001, respectively, relating to the vesting of shares awarded under the RSPs.

       Earnings Per Share of Common Stock. The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides accounting and reporting standards for calculating earnings per share. Basic earnings per share of common stock has been computed by dividing the net income for the year by the weighted-average number of shares outstanding. Shares of common stock purchased by the ESOP (see Note 11) are only considered outstanding when the shares are released or committed to be released for allocation to participants. For the years ended September 30, 2003 and 2002, shares released for allocation to participants each month were 3,400. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding including the dilutive effect of stock options (see Note 12) and shares needed to satisfy the requirements of the restricted stock plan (see Note 12), if any, computed using the treasury stock method prescribed by SFAS No. 128. The following table presents the calculation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

                                                                             Year Ended September 30,
                                                                             ------------------------
                                                                              2003      2002      2001
                                                                            ------    ------    ------
        Weighted-average shares of common stock outstanding
          before adjustments for ESOP and stock options                      5,378     5,457     5,520
        Adjustment to reflect the effect of unallocated ESOP shares           (316)     (362)     (227)
                                                                            ------    ------    ------

        Weighted-average shares for basic earnings per share                 5,062     5,095     5,293
                                                                            ======    ======    ======

        Basic earnings per share                                            $ 1.19      1.10       .92
                                                                            ======    ======    ======

        Weighted-average shares for basic earnings per share                 5,062     5,095     5,293
        Additional dilutive shares using the average market
          value for the period utilizing the treasury stock method
          regarding stock options and outstanding restricted stock shares      260       244       136
                                                                            ------    ------    ------
        Weighted-average shares and equivalents
          outstanding for diluted earnings per share                         5,322     5,339     5,429
                                                                            ======    ======    ======

        Diluted earnings per share                                          $ 1.13      1.05       .90
                                                                            ======    ======    ======

       Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the consolidated financial statements of the Company.

       In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the consolidated financial statements of the Company.

       In May 2002 the FASB issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4 and 64, "Reporting Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30. This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement makes various
       technical   corrections  to  existing
       pronouncements, which are not considered substantive. This Statement is effective for financial statements issued on or after May 15, 2002. The adoption of this Statement had no effect on the Company's consolidated financial statements.

       In June  2002,  the FASB  issued  SFAS No.  146,  "Accounting  for  Costs
       Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company's consolidated financial statements.

       SFAS No. 148,  "Accounting  for Stock-Based  Compensation-Transition  and
       Disclosure" was issued in December 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition to SFAS 123's fair-value method of accounting for stock-based compensation. This Statement is effective for fiscal years ending after December 15, 2002. The Company has elected to continue to use the Intrinsic Value Method, therefore the only effect to the Company was additional disclosure requirements in the footnotes to the consolidated financial statements.


       Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):


                                                                                    2003             2002         2001
                                                                                    ----             ----         ----
        Unrealized holding gain (loss) on securities available for sale arising
           during year, net of tax                                                $(2,341)          4,009        2,710
                                                                                  -------           -----        -----
        Less- reclassification adjustment for gain (loss) included in
           net income                                                               1,883             685         (234)
           Income taxes (benefit)                                                     697             253          (87)
                                                                                  -------           -----        -----

           Reclassification adjustment for realized gain (loss), net of tax         1,186             432         (147)
                                                                                  -------           -----        -----
        Unrealized gain (loss) on securities available for sale,
           net of tax                                                             $(3,527)          3,577        2,857
                                                                                  =======           =====        =====

       Reclassifications. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2)    Securities Available for Sale

       The amortized cost and estimated fair values of securities available for sale are as follows (in thousands):

                                                                                   Gross           Gross
                                                                  Amortized     Unrealized      Unrealized       Fair
                                                                    Cost           Gains          Losses         Value
                                                                    ----           -----          ------         -----
             September 30, 2003:
                Obligations of U.S. government agencies         $   40,427           381             (59)       40,749
                Collateralized mortgage obligations                 29,006            42            (671)       28,377
                Mortgage-backed securities                         135,387         1,686            (803)      136,270
                Corporate bonds                                     24,834         1,005            (117)       25,722
                Municipal bonds                                     20,202         1,054             (40)       21,216
                Common stock                                           381           182               -           563
                                                                 ---------         -----          ------       -------

                   Total                                         $ 250,237         4,350          (1,690)      252,897
                                                                 =========         =====          ======       =======

             September 30, 2002:
                Obligations of U.S. government agencies         $   28,028           506            (350)       28,184
                Collateralized mortgage obligations                 46,226           632            (467)       46,391
                Mortgage-backed securities                         141,975         4,289            (282)      145,982
                Corporate bonds                                     28,454         2,951             (64)       31,341
                Municipal bonds                                     19,301         1,044               -        20,345
                Common stock                                           381             -               -           381
                                                                 ---------         -----          ------       -------

                   Total                                         $ 264,365         9,422          (1,163)      272,624
                                                                 =========         =====          ======       =======

                                       57

       The maturity distribution for the portfolio of securities available for sale at September 30, 2003 is as follows (in thousands):

                                                             Amortized         Fair
                                                               Cost            Value
                                                            ---------         -------
             Due in one year or less                        $   4,018            4,065
             Due after one year through five years             14,050           14,367
             Due after five years through ten years            18,803           18,994
             Due after ten years                               48,592           50,261
                                                            ---------         -------

                                                               85,463           87,687

             Collateralized mortgage obligations               29,006           28,377
             Mortgage-backed securities                       135,387          136,270
             Common stock                                         381              563
                                                            ---------         --------

             Total                                          $ 250,237          252,897
                                                            =========         ========

       A summary of sales of securities available for sale follows (in thousands):



                                             Year Ended September 30,
                                     --------------------------------------
                                       2003            2002         2001
                                     --------           ------       ------


       Proceeds from sales           $ 54,079           48,696       10,349
                                     ========           ======       ======

       Gross gains                   $  1,883              828           39

       Gross losses                     -                 (143)          (4)
                                     --------           ------       ------

       Net gain                      $  1,883              685           35
                                     ========           ======       ======



       During fiscal 2002, the Company received a distribution of 18,165 shares of common stock relating to the demutualization of the Principal Financial Group. The Company recorded this investment at the then current fair value of $381,000 and recorded a gain which is included in earnings on bank-owned life insurance in the consolidated statements of earnings.

       During fiscal 2001, a $257,000 loss on the impairment of a security was recorded since the decline in value was determined to be other than temporary.

       Securities available for sale with carrying values of $49.8 million and $68.6 million were pledged as collateral to secure public funds, Treasury Investment Program funds, Federal Reserve discount advances, and reverse repurchase agreements at September 30, 2003 and 2002, respectively.


(3)    Securities Held to Maturity

       In August 2001, the entire securities held to maturity portfolio was sold. The decision to sell the entire portfolio was based on a variety of reasons including price compression due to balance decline, a lagging index, which was unpopular in the falling rate environment, and recently increased values, resulting from the recent falling rate environment. As a result of the sale of the held to maturity portfolio, Securities and Exchange Commission ("SEC") regulations prohibited further classification of securities as held to maturity for a period of two years.

       Proceeds from sales of securities held to maturity for the year ended September 30, 2001 were $8.6 million. Gross gains of $34,000 and gross losses of $46,000 were realized on those sales during 2001.

(4)    Loans

       Loans consist of the following ($ in thousands):


                                                             September 30,
                                                       -----------------------
                                                          2003          2002
                                                       ---------     ---------
         Loans secured by mortgages on real estate:
            Residential 1-4: (1)
               Permanent                               $ 270,463       301,622
               Construction                               32,871        29,058
            Commercial real estate                        56,078        58,177
            Land                                          18,699        15,806
                                                       ---------     ---------

               Total mortgage loans                      378,111       404,663
                                                       ---------     ---------

         Consumer loans:
            Home equity                                   73,184        50,240
            Auto                                          32,921        39,989
            Other                                         31,293        17,352
                                                       ---------     ---------

               Total consumer loans                      137,398       107,581
                                                       ---------     ---------

         Commercial loans                                 11,600        10,806
                                                       ---------     ---------

         Total loans                                     527,109       523,050

         Allowance for loan losses                        (4,479)       (4,519)
         Net deferred loan costs                              23            69
         Construction loans in process                   (25,969)      (19,167)
                                                       ---------     ---------

         Loans, net                                    $ 496,684       499,433
                                                       =========     =========

         Weighted-average yield on loans at year end        6.38%         7.20%
                                                       =========     =========


       (1) Includes loans held for sale of $670 and $3,036 at September 30, 2003 and 2002, respectively.

         The activity in the allowance for loan losses was as follows (in thousands):

                                                    Year Ended September 30,
                                                    ------------------------
                                                    2003       2002      2001
                                                    ----       ----      ----

              Balance at beginning of year       $ 4,519      3,652     3,321

                 Provision for loan losses           660        680       615
                 Allowance acquired                    -      1,000         -
                 Charge-offs                        (894)      (908)     (386)
                 Recoveries                          194         95       102
                                                 -------      -----     -----

              Balance at end of year             $ 4,479      4,519     3,652
                                                 =======      =====     =====

         The Company was also servicing approximately $4.1 million and $7.8 million in loans for the benefit of others at September 30, 2003 and 2002, respectively. The Company holds custodial escrow deposits for these serviced loans totaling approximately $72,000 and $89,000 at September 30, 2003 and 2002, respectively.

       The Bank makes loans to executive officers and directors and their related interests and associates in the ordinary course of business at prevailing terms and conditions. These loans were as follows (in thousands):

                                                   Year Ended September 30,
                                                   ------------------------
                                                     2003            2002
                                                     ----            ----

           Balance at beginning of year             $ 306             317
           New loans originated                       210             -
           Principal repayments                       (31)            (11)
                                                    -----             ---

           Balance at end of year                   $ 485             306
                                                    =====             ===

       Impaired loans have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Impaired loans, all of which are collateral dependent, and related information are as follows (in thousands):

                                                                                     September 30,
                                                                         -------------------------------------
                                                                            2003          2002            2001
                                                                            ----          ----            ----
           Impaired loans at year end                                    $ 1,040         1,073             960
                                                                           =====         =====           =====

           Allowance for loan losses for impaired loans at year-end          208           215             192
                                                                          ======         =====           =====

           Average balance of impaired loans during the year               1,057         1,221           1,028
                                                                          ======         =====           =====

           Interest income received and recognized during the year            30            47              14
                                                                          ======         =====           =====


       Nonaccrual and accruing loans past due ninety or more days are as follows (in thousands):

                                                               September 30,
                                                            -------------------
                                                              2003        2002
                                                            -------       -----

           Nonaccrual loans                                 $ 1,040       1,073
           Accruing loans past due ninety or more days            -           -
                                                            -------       -----

           Total                                            $ 1,040       1,073
                                                            =======       =====

(5)    Premises and Equipment

       Premises and equipment consists of the following (in thousands):

                                                                September 30,
                                                            -------------------
                                                               2003       2002
                                                            --------     ------

           Land                                             $  4,151      4,151
           Buildings and leasehold improvements               11,916     11,219
           Furniture, fixtures and equipment                   6,389      6,187
           Construction in progress                                -        486
                                                            --------     ------

           Total, at cost                                     22,456     22,043

           Less accumulated depreciation and amortization     (8,478)    (7,322)
                                                            --------     ------

           Premises and equipment, net                      $ 13,978     14,721
                                                            ========     ======

       The Company conducts a portion of its operations from three leased facilities and leases certain equipment under operating leases. As of September 30, 2003, the Company was committed to noncancelable operating leases with annual minimum lease payments approximating $190,000 through September 30, 2004, $182,000 in fiscal 2005, $170,000 in fiscal 2006,
       $100,000 in fiscal 2007 and $76,000 per year thereafter through fiscal year 2010. All leases contain options to renew. Rent expense under all operating leases was approximately $176,000, $172,000 and $159,000 for the years ended September 30, 2003, 2002 and 2001, respectively.


(6)    Deposits

       Deposits and weighted-average interest rates are as follows:

                                                                       September 30,
                                                  --------------------------------------------------------
                                                             2003                        2002
                                                  ---------------------------    -------------------------
                                                                   Weighted                      Weighted
                                                                    Average                       Average
                                                      Amount         Rate          Amount          Rate
                                                      ------         ----          ------          ----
                                                                      ($ in thousands)
           Noninterest-bearing checking            $  33,741             -%     $   31,265            -%
                                                   ---------                     ---------
           Interest-bearing checking                  85,084           .60          74,923         1.31
                                                   ---------                     ---------
           Savings accounts                           55,513           .77          54,432         1.58
                                                   ---------                     ---------
           Money-market accounts                      79,361          1.01          68,634         1.99
                                                   ---------                     ---------

           Certificate accounts:
                1.00% - 1.99%                         83,590                        21,146
                2.00% - 2.99%                         63,363                       101,169
                3.00% - 3.99%                         49,412                        64,047
                4.00% - 4.99%                         40,879                        65,813
                5.00% - 5.99%                         47,294                        73,927
                6.00% and above                       14,672                        32,075
                                                   ---------                     ---------

                    Total certificates accounts      299,210          3.24         358,177         3.94
                                                   ---------                     ---------

                    Total deposits                 $ 552,909          2.06%      $ 587,431         2.95%
                                                   =========          ====       =========         ====

       Certificate accounts in amounts of $100,000 or more totaled approximately $89.4 million and $112.9 million at September 30, 2003 and 2002, respectively. Deposits in excess of $100,000 are not federally insured. The Company had certificate accounts totaling $34.2 million and $50.2 million under public deposits programs, primarily with the State of Florida, at September 30, 2003 and 2002, respectively. Deposits under these programs are collateralized with securities with a carrying value of $20.7 million and $31.0 million at September 30, 2003 and 2002, respectively, in accordance with applicable regulations.

       Interest expense on deposits is summarized as follows:

                                                                           Year Ended September 30,
                                                                   -----------------------------------------
                                                                        2003            2002         2001
                                                                        ----            ----         ----
                                                                            (In thousands)
           Interest on interest-bearing checking and money-market
               accounts                                              $  1,823          2,234        1,795
           Interest on savings and certificate accounts                12,224         15,673       16,086
           Less early withdrawal penalties                                (67)           (63)         (81)
                                                                     --------       --------      -------

           Total interest expense on deposits                        $ 13,980         17,844       17,800
                                                                       ======         ======       ======

       Certificate accounts by year of scheduled maturity are as follows (in thousands):


                                                         September 30,
           Fiscal Year Ending September 30,               2003         2002
           --------------------------------               ----         ----

                2003                                  $       -      204,071
                2004                                    174,909       79,991
                2005                                     59,094       28,963
                2006                                     12,745        6,916
                2007                                     38,106       37,494
                2008 and thereafter                      14,356          742
                                                      ---------      -------

                Total                                 $ 299,210      358,177
                                                      =========      =======

(7)    Advances From Federal Home Loan Bank and Other Borrowings

       The Company had $136.2 million and $129.5 million in FHLB advances with weighted-average interest rates of 4.68% and 5.23% at September 30, 2003 and 2002, respectively. The balances as of September 30, 2003 include $21.7 million in overnight advances that reprice on a daily basis (which was 1.23% at September 30). The balances as of September 30, 2003 include $114.5 million in fixed-term advances, which includes $94.5 million in convertible advances whereby the FHLB has the option at a predetermined time to convert the fixed-interest rate to an adjustable rate tied to LIBOR (London interbank offering rate). The Company then has the option to prepay the advances without penalty if the FHLB converts the interest rate. Should the Company elect to otherwise prepay these borrowings prior to maturity, prepayment penalties may be incurred. Advances from the FHLB are collateralized with a blanket floating lien on qualifying first mortgage residential loans and all the Company's FHLB stock.

       The Company's advances from the FHLB are as follows ($ in thousands):

                                                                                          Balance at
                                                                           Fixed           September 30,
             Maturing in Year                                            Interest     ---------------------------
             Ending September 30,                                          Rate             2003           2002
             ---------------------                                         ----             ----           ----
                  Overnight                                                1.23%      $   21,675                 -

                  Advances repaid in 2003                                                      -            15,000

                  Advances subject to quarterly conversion
                    option in fiscal 2004:
                          2005                                             6.49           10,000            10,000
                          2008                                             5.09           10,000            10,000
                          2010                                             6.11           21,000            21,000
                          2011                                             5.21           10,000            10,000
                          2012                                             4.05           10,000            10,000

                  Advances subject to one time conversion option:
                          2006 (conversion option in 2004)                 5.13            5,000             5,000
                          2007 (conversion option in 2005)                 4.09            5,000             5,000
                          2010 (conversion option in 2005)                 6.10            5,000             5,000
                          2011 (conversion option in 2006)                 4.94           13,500            13,500
                          2012 (conversion option in 2007)                 4.66            5,000             5,000

                  Advances not subject to a conversion option:
                          2004                                             5.72            5,000             5,000
                          2006                                             5.43           10,000            10,000
                          2008                                             5.02            5,000             5,000
                                                                                       ---------           -------

                  Total                                                                $ 136,175           129,500
                                                                                       =========           =======

       As of September 30, 2003 and 2002, respectively, the Company had $6.3 million and $15.0 million in overnight borrowings utilizing the Treasury Investment Program (TIP) through the Federal Reserve bearing interest at .78% and 1.51%, respectively per annum. These borrowings are collateralized by securities with carrying values of $12.8 million and $17.1 million at September 30, 2003 and 2002, respectively.

       As of September 30, 2003 and 2002, respectively, the Company had reverse repurchase agreements with third parties totaling $14.3 million and $19.8 million at an average rate of 2.38% and 2.26%, respectively, per annum. The Company has pledged $15.3 million and $20.5 million in securities at September 30, 2003 and 2002, respectively, related to these agreements.

(8)    Income Taxes

       Income taxes consists of the following (in thousands):


                                                   Current    Deferred    Total
                                                   -------    --------    -----
          Year Ended September 30, 2003:
               Federal                             $ 2,574       (235)   2,339
               State                                   440        (40)     400
                                                   -------       ----    -----

                                                   $ 3,014       (275)   2,739
                                                   =======       ====    =====

          Year Ended September 30, 2002:
               Federal                             $ 2,024        (53)   1,971
               State                                   395         (9)     386
                                                   -------       ----    -----

                                                   $ 2,419        (62)   2,357
                                                   =======        ===    =====

          Year Ended September 30, 2001:
               Federal                             $ 2,074       (234)   1,840
               State                                   382        (44)     338
                                                   -------       ----    -----

                                                   $ 2,456       (278)   2,178
                                                   =======       ====    =====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                September 30,
                                                            --------------------
                                                               2003       2002
                                                               ----       ----
    Deferred tax assets:
        Allowance for loan losses                           $ 1,286      1,278
        Deferred compensation plans                             507        442
        Core deposit intangible                                 464        195
        Self-insurance reserve                                  195        135
        Other real estate owned                                 136        122
        Other                                                    18         13
                                                            -------    -------

            Total deferred tax assets                         2,606      2,185
                                                            -------    -------

    Deferred tax liabilities:
        Unrealized gain on securities available for sale       (984)    (3,056)
        FHLB stock                                             (195)      (267)
        Other securities                                       (144)      (144)
        Depreciation                                           (361)      (143)
                                                            -------    -------

            Total deferred tax liabilities                   (1,684)    (3,610)
                                                            -------    -------

        Net deferred tax asset (liability)                 $    922     (1,425)
                                                           ========    =======

       The net deferred tax asset at September 30, 2003 is included in other assets and the net deferred tax liability at September 30, 2002 is included in other liabilities in the consolidated balance sheets.

       The Company's effective rate on pretax income differs from the statutory Federal income tax rate as follows ($ in thousands):

                                                                  Year Ended September 30,
                                         ----------------------------------------------------------------------------
                                             2003          %           2002          %           2001          %
                                             ----        -----         ----        -----         ----        ------

       Taxes at federal statutory
             rate                          $ 2,978          34%     $ 2,707          34%      $ 2,396           34%
       Increase (decrease) in tax
          resulting from:
              Tax-exempt income, net          (627)         (7)        (565)         (7)         (356)          (5)
              State income taxes, net of
                Federal income tax benefit     264           3          255           3           234            3
              Other, net                       124           1          (40)          -           (96)          (1)
                                           -------          --      -------          --       -------           --

       Total                               $ 2,739          31%     $ 2,357          30%      $ 2,178           31%
                                           =======          ==      =======          ==       =======           ==

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

       Retained earnings at September 30, 2003 and 2002 includes approximately $5.8 million base year, tax basis bad debt reserve, for which no deferred Federal and state income tax liability has been accrued. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rates. The unrecorded deferred income tax liability on the above amounts was approximately $2.2 million at September 30, 2003 and 2002. The base year reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions or excess distributions to stockholders.


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

(10)   Regulatory Matters

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's or the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and adjusted total assets (as defined).

       As of September 30, 2003, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The Bank's actual capital amounts and percentages are as follows ($ in thousands):

                                                                                                   "Well Capitalized"
                                                                           For Capital               Under Prompt
                                                                            Adequacy                Corrective Action
                                                     Actual                   Purpose                 Provisions
                                           -----------------------   --------------------------  ------------------------
                                              Amount          %         Amount           %          Amount        %
                                              ------        -----       ------       --------       ------     -------
         September 30, 2003:
           Risk-based capital
              (to risk-weighted assets)     $ 76,012         14.2%    $ 42,699         8.0%       $ 53,374      10.0%
           Tier I capital (to risk-
              weighted assets)                71,533         13.4       21,350         4.0          32,025       6.0
           Tier I capital
              (to adjusted total assets)      71,533          8.9       32,213         4.0          40,266       5.0

         September 30, 2002:
           Risk-based capital
              (to risk-weighted assets)       66,708         13.0       40,982         8.0          51,227      10.0
           Tier I capital (to risk-
              weighted assets)                62,189         12.1       20,491         4.0          30,736       6.0
           Tier I capital
              (to adjusted total assets)      62,189          7.4       33,525         4.0          41,906       5.0

       The payment of dividends by the Bank to the Company is restricted. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution's capital stock, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings institutions are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings institution or any OTS regulations. Any other situation would require an application to the OTS.


(11)   Benefit Plans

       Director Retirement Plan. The Company sponsors a nonqualified Director Retirement Plan (the "Director Plan"). The Director Plan will pay all Directors that have served on the board at least ten years, an amount equal to the regular board fee as of the date of the Directors' retirement (currently $1,000 per month) for 120 months beginning at the end of their final three-year term. If a Director dies prior to retirement or prior to receipt of all monthly payments under the plan, the Company has no further financial obligations to the Director or his or her estate. For the years ended September 30, 2003, 2002 and 2001, the Company recognized costs of approximately $34,000, $25,000 and $25,000 related to this Director Plan. These amounts were determined by discounting the anticipated cash flow required, based on the years of service rendered by each covered director. The weighted-average discount rate used to measure the expense was 5.50%.

       Employee Stock Ownership Plan. The Company sponsors an employee stock ownership plan ("ESOP"). The ESOP covers eligible employees who have completed twelve months of continuous employment with the Company during which they worked at least 1,000 hours and who have attained the age of
       21. As part of the Reorganization in April 1999, the ESOP borrowed $2.2 million from the Company to purchase 223,251 shares of the common stock of the Company. After the Conversion in December 2000, the ESOP acquired an additional 251,836 shares at a total cost of $3.9 million. The funds were obtained through a loan from the Company. Since the ESOP is internally leveraged, the Company does not report the loan receivable from the ESOP as an asset and does not report the loan payable from the ESOP as a liability. The Company's accounting for its ESOP is in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they became committed to be released. As shares are committed to be released, the shares become outstanding for earnings per share computations. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. As of September 30, 2003 and 2002, 30,600 shares were committed for release and the Company recorded employee benefits expense of $935,000, $700,000 and $480,000 for the years ended September 30, 2003, 2002 and 2001, respectively, relating to the ESOP.

       Dividends paid by the Company that relate to unallocated shares of the ESOP are used to make payments on the ESOP loan or are allocated as earnings to the participants. As of September 30, 2003, the fair value of the 326,400 unallocated shares held by the ESOP was $8.6 million.

       401(k) Retirement Plan. The Company has a 401(k) plan for eligible employees. Subject to certain restrictions, eligible employees may voluntarily contribute up to 100% of their annual compensation and the Company may authorize discretionary contributions to eligible participants. For the years ended September 30, 2003, 2002 and 2001 the Company recognized $126,000, $134,000 and $117,900, respectively, of employee benefits expense for the Company's matching contribution under the plan.

       Supplemental Executive Retirement Plan ("SERP"). The Company has a nonqualified defined contribution plan to provide supplemental retirement benefits for certain executive officers. For the years ended September 30, 2003, 2002 and 2001 the Company recognized $184,500, $191,000 and
       $144,000, respectively, of employee benefits expense related to the SERP.


(12)   Stock-Based Compensation Plans

       Restricted Stock Plans ("RSPs"). On October 19, 1999 the Company adopted, and the stockholders approved, the 1999 RSP for directors and officers to enable the Bank to attract and retain experienced and qualified personnel. Under the 1999 RSP, directors and officers of the Bank were initially awarded 111,625 shares of the Company's stock. These restricted shares are earned at a rate of 20% each year of continued service to the Company. The fair value of the shares awarded was $919,000, using the market closing price of $8.24 on the date of grant. This amount is being amortized over a five-year period to employee benefits expense, commencing October 1, 1999.

       During 2002, the Company adopted and the shareholders approved a 2002 RSP under which 124,750 shares of the Company stock were awarded to directors and officers. These restricted shares are earned at a rate of either 33% or 20% each year of continued service to the Company. The fair value of these shares was $2.0 million using the market closing price of $16.03 on the date of grant. This amount is being amortized over the related vesting periods.

       During the years ended September 30, 2003, 2002 and 2001, the Company recognized $837,000, $862,000 and $181,000, respectively in employee benefits expense related to the RSPs.

       In the event of death or disability of a participant or change of control of the Company, all shares awarded to the participant become immediately vested. All shares awarded under the RSPs are considered as shares outstanding for purposes of calculating earnings per share. The shares earned under this plan are entitled to all voting and other stockholder rights, except that, while restricted, the shares must be held in escrow and cannot be sold, pledged or otherwise conveyed. The Company acquired all shares for the plans through open market purchases in prior years. At September 30, 2003 the plan held 68,367 unvested shares at an average price of $16.25 per share.

       Stock Option Plans. The Company has two Stock Option Plans (the "Option Plans") under which a total of 593,848 common shares were authorized to be granted to directors, officers and employees of the Company. Shares granted under the Option Plans are exercisable at the market price at the date of the grant and vest over three or five years. Options generally expire at the earlier of ten years from the date of grant or three months following the date an officer or employee terminates the employment relationship for reasons other than disability (options expire one year after disability) or death (options expire two years after death). Total stock options available for future grants under both Option Plans at September 30, 2003 was 20,125.

       The following is a summary of option transactions:

                                                                Range of Per       Weighted
                                                  Number of     Share Option      Average Per
                                                   Shares           Price         Share Price
                                                   ------           -----         -----------

          Outstanding, September 30, 2001          273,624       $ 7.63-10.23     $   8.23
              Exercised                             (6,602)           8.24            8.24
              Granted                              311,750        16.03-19.20        16.06
                                                   -------

          Outstanding, September 30, 2002          578,772         7.63-19.20        12.45
              Exercised                            (13,191)        7.63-16.03         9.37
              Forfeited                            (13,713)        8.24-19.20        16.36
                                                  --------

          Outstanding, September 30, 2003          551,868       $ 7.63-16.03     $  12.42
                                                   =======       ============     ========

       The weighted average remaining contractual life of the outstanding options at September 30, 2003 was 7.6 years. The outstanding options at September 30, 2003 are exercisable as follows:


                                                        Weighted        Weighted Average
                                         Number of       Average      Remaining Contractual
           Year Ending September 30,      Shares     Exercise Price           Life
           -------------------------      ------     --------------           ----

                Already vested            384,321      $ 11.93                 7.4
                2004                      143,719        13.18                 7.9
                2005                       12,378        15.44                 8.8
                2006                       11,450        16.03                 9.0
                                          -------

                Total                     551,868      $ 12.42                 7.6
                                          =======        =====                 ===

(13)   Branch Acquisition

       On February 15, 2002, the Company finalized the purchase of seven Florida retail sales offices ("Branch Acquisition") from SunTrust Bank coincident with SunTrust Bank's acquisition of such offices from Huntington National Bank ("Huntington"). Four of these Huntington offices are located in
       Lakeland, Florida, and one each in Avon Park, Sebring and Wildwood, Florida. The Company received approximately $120.9 million in cash, $162.1 million in deposits, $26.1 million in loans and $2.4 million in premises and equipment related to these seven offices. The transaction resulted in a deposit premium of approximately 7.6%. This premium, along with additional acquisition costs, resulted in a core deposit intangible asset of $12.7 million. This intangible asset is being amortized using a 150%
       declining balance method over twelve years and the Company recognized $1.6 million and $1.1 million of amortization expense for the years ended September 30, 2003 and 2002, respectively. Estimated remaining amortization expense relating to the core deposit intangible asset is as follows (in thousands):


           Year Ending September 30,                         Amount
           -------------------------                         ------

                2004                                       $  1,470
                2005                                          1,380
                2006                                          1,290
                2007                                          1,200
                2008                                          1,095
                2009 and thereafter                           3,581
                                                           --------

                Total                                      $ 10,016
                                                           ========


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

       FHLB Stock. The FHLB stock is not publicly traded and the stock's redemption value of $100 per share was used to estimate the fair value.

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

       Deposits. The fair values disclosed for noninterest bearing demand deposits are, by definition, equal to the amount payable on demand at September 30, 2003 and 2002 (that is their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and interest-bearing demand deposits approximate their fair value at the reporting date. Fair values for fixed-rate time deposits are estimated using the OTS pricing model.

       Federal Home Loan Bank Advances. Fair value for Federal Home Loan Bank advances are estimated using the OTS pricing model.

       Other Borrowings. Fair values of other borrowings are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements.

       The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                     At September 30,
                                                   ---------------------------------------------------
                                                             2003                      2002
                                                   -------------------------     ---------------------
                                                                 Estimated                  Estimated
                                                     Carrying         Fair       Carrying     Fair
                                                       Amount        Value         Amount       Value
                                                       ------        -----         ------       -----
           Financial assets:
               Cash and cash equivalents           $   13,775       13,775         30,628      30,628
               Securities available for sale          252,897      252,897        272,624     272,624
               Federal Home Loan Bank stock             6,955        6,955          6,966       6,966
               Loans, net                             496,684      527,592        499,433     524,850
                                                      =======      =======        =======     =======

           Financial liabilities:
               Deposits:
                  Without stated maturities           253,699      253,699        229,254     229,254
                  With stated maturities              299,210      307,966        358,177     368,125
               Federal Home Loan Bank advances        136,175      148,232        129,500     142,851
               Other borrowings                        20,643       19,553         34,834      35,772
                                                     ========      =======        =======     =======

       Commitments. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

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

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

       Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

       The Company also has recourse obligations on loans sold in the secondary market. These recourse obligations require the Company to repurchase the loans if the borrower defaults within a certain time period after the loan is sold, usually three to twelve months. The Company has not had to repurchase any loan sold in the secondary market in relation to these recourse obligations.

       A summary of the Company's commitments with off-balance-sheet risk at September 30, 2003 is as follows (in thousands):

                                                                                     Estimated
                                                            Notional     Carrying     Fair
                                                              Amount       Amount      Value
                                                              ------       ------      -----

       Loan commitments                                     $  7,938            -           -
                                                             =======     =========    ========

       Undisbursed construction and line of credit loans    $ 53,765            -           -
                                                              ======     =========    ========

       Standby letters of credit                            $    751            -           -
                                                            ========     =========    ========

       Loans sold with recourse obligations                 $ 38,039            -           -
                                                              ======     =========    ========


(15)   Legal Contingencies

       Various legal claims also arise from time to time in the normal course of business which, in the opinion of management of the Company, will not have a material effect on the Company's consolidated financial statements.



(16)   Other Event

       On October 2, 2002, the Company entered into a definitive agreement with BB&T Corporation ("BB&T") whereby BB&T would acquire 100% of the outstanding common stock of the Company. However, pursuant to discussions with regulatory officials, BB&T and the Company terminated the agreement on October 31, 2002 so that BB&T could submit the proper application to acquire control of the Company within three years of its second-step conversion pursuant to regulatory guidelines. This application was filed on November 4, 2002. The Company had capitalized approximately $725,000 in costs related to the acquisition.

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

(17)   Parent Company Only Financial Statements

       The  unconsolidated   condensed  financial   statements  of  FloridaFirst
       Bancorp, Inc. are as follows (in thousands):


                            Condensed Balance Sheets
                            ------------------------

                                                                                               September 30,
                                                                                      ------------------------------
                                                                                           2003                 2002
                                                                                           ----                 ----
         Assets

         Cash and cash equivalents                                                    $     184                  141
         Loans to subsidiary                                                             16,229               17,621
         Securities available for sale                                                    2,581                2,507
         Investment in subsidiary                                                        83,040               78,739
         Other assets                                                                        46                   59
                                                                                      ---------               ------

             Total assets                                                             $ 102,080               99,067
                                                                                      =========               ======

         Liabilities and Stockholders' Equity

         Other liabilities                                                            $       -                    8
         Deferred tax liability                                                             108                   81
         Stockholders' equity                                                           101,972               98,978
                                                                                      ---------               ------

             Total liabilities and stockholders' equity                               $ 102,080               99,067
                                                                                      =========               ======


                        Condensed Statements of Earnings
                        --------------------------------

                                                                                          Year Ended September 30,
                                                                                       -------------------------------
                                                                                          2003        2002       2001
                                                                                          ----        ----       ----
         Interest income:
             Securities available for sale                                             $   213         213        209
             Loans to subsidiary                                                           665         852        976
                                                                                       -------      ------     ------

             Total income                                                                  878       1,065      1,185
                                                                                       -------       -----     ------

         Operating expenses                                                               (713)       (227)      (212)
                                                                                       -------      ------     ------

         Income before income taxes and equity in undistributed
             earnings of subsidiary                                                        165         838        973
         Income taxes                                                                      (63)       (317)      (340)
                                                                                       -------      ------     ------

         Income before equity in undistributed earnings of subsidiary                      102         521        633
         Equity in undistributed earnings of subsidiary                                  5,919       5,083      4,236
                                                                                       -------      ------     ------

         Net income                                                                    $ 6,021       5,604      4,869
                                                                                       =======      ======     ======

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                      Year Ended September 30,
                                                                   -------------------------------
                                                                      2003       2002       2001
                                                                    -------    -------    -------
Cash flows from operating activities:
    Net income                                                      $ 6,021      5,604      4,869
    Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed earnings of subsidiary              (5,919)    (5,083)    (4,236)
         Net decrease (increase) in other assets and liabilities          5          2        (12)
                                                                    -------    -------    -------

         Net cash provided by operating activities                      107        523        621
                                                                    -------    -------    -------

Cash flows from investing activities:
    Capital contribution to subsidiary                                    -          -    (16,000)
    Repayment (issuance) of loans to subsidiary                       1,392      2,926    (13,761)
                                                                    -------    -------    -------

         Net cash provided by (used in) investing activities          1,392      2,926    (29,761)
                                                                    -------    -------    -------

Cash flows from financing activities:
    Payments to acquire treasury stock                                 (126)    (2,199)      (481)
    Dividends paid                                                   (1,453)    (1,249)      (921)
    Net proceeds from stock issuances                                   123         54     30,578
                                                                    -------    -------    -------

         Net cash (used in) provided by financing activities         (1,456)    (3,394)    29,176
                                                                    -------    -------    -------

Net increase in cash                                                     43         55         36

Cash at beginning of year                                               141         86         50
                                                                    -------    -------    -------

Cash at end of year                                                 $   184        141         86
                                                                    =======    =======    =======

Supplemental disclosure of noncash information:
    Accumulated other comprehensive income, unrealized gain
       on securities available for sale, net of tax                 $    47         66         71
                                                                    =======    =======    =======

    Change in investment in subsidiary due to:
       Accumulated other comprehensive income, unrealized
         gain (loss) on securities available for sale, net of tax   $(3,574)     3,511      2,785
                                                                    =======    =======    =======

       Tax benefit from stock options and RSP shares                $   305        101          -
                                                                    =======    =======    =======

       Fair value of ESOP shares allocated                          $   801        595        284
                                                                    =======    =======    =======

       Fair value of RSP shares distributed                         $   850        967        177
                                                                    =======    =======    =======

(18)   Quarterly Financial Data (Unaudited)

       Unaudited quarterly financial data is as follows ($ in thousands, except per share data):

                                    Year Ended September 30, 2003                   Year Ended September 30, 2002
                              -----------------------------------------       ----------------------------------------
                                 First    Second      Third     Fourth          First    Second       Third     Fourth
                                Quarter   Quarter    Quarter    Quarter        Quarter   Quarter     Quarter    Quarter
                                -------   -------    -------    -------        -------   -------     -------    -------

       Interest income        $ 12,505     11,637     11,164     10,424        11,266    11,825      12,948     12,871
       Interest expense          5,958      5,361      4,901      4,623         6,171     6,130       6,390      6,257
                              --------  ---------   --------   --------     ---------  --------   ---------   --------
       Net interest income       6,547      6,276      6,263      5,801         5,095     5,695       6,558      6,614
       Provision for loan
          losses                   180        180        180        120           150       170         180        180
                              --------  ---------   --------   --------     ---------  --------   ---------   --------
       Net interest income after
          provision for loan
          losses                 6,367      6,096      6,083      5,681         4,945     5,525       6,378      6,434
                              --------  ---------   --------   --------     ---------  --------   ---------   --------

       Noninterest income        1,562      1,441      2,093      1,964           834     1,051       1,588      1,723
       Noninterest expense       5,774      6,031      5,476      5,246         3,872     4,881       5,713      6,051
                              --------  ---------   --------   --------     ---------  --------   ---------   --------

       Income before income
          taxes                  2,155      1,506      2,700      2,399         1,907     1,695       2,253      2,106
       Income taxes                659        431        883        766           573       487         681        616
                              --------  ---------   --------   --------     ---------  --------   ---------   --------

       Net income             $  1,496      1,075      1,817      1,633         1,334     1,208       1,572      1,490
                              ========  =========   ========   ========     =========  ========   =========   ========
       Basic earnings per
          share               $    .30        .21        .36        .32           .26       .24         .31        .29
                              ========  =========   ========   ========     =========  ========   =========   ========
       Diluted earnings
          per share           $    .28        .20        .34        .31           .25       .22         .30        .28
                              ========  =========   ========   ========     =========  ========   =========   ========

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.


Item 9A.  Controls and Procedures
--------  -----------------------

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

Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers
--------  --------------------------------


Biographical Information

The business experience of each director and executive officer of the Company is set forth below. All persons have held their present positions for five years unless otherwise stated.

Llewellyn N. Belcourt, 71, is a stockholder of Carter, Belcourt & Atkinson, P.A., an accounting firm headquartered in Lakeland, Florida since 1979. He is Treasurer and a Board member of the Community Foundation of Greater Lakeland and a Board member of the Lakeland Regional Medical Center Foundation.

J. Larry Durrence, 64, is President of Polk Community College, a state institution with campuses in Lakeland and Winter Haven, Florida. He was an executive manager in the Florida Department of Revenue from late 1992 to early 1998, and prior to that was in higher education. He was also a City Commissioner and Mayor of Lakeland, 1981-1989. He currently serves on the boards of United Way of Central Florida, Lakeland Chamber of Commerce, Polk Economic Education Council, Polk Workforce Development Board, Volunteers in Service to the Elderly (Advisory), and the Board of Governors of Polk Museum of Art. He serves on the Commission on Economic and Workforce Development for the American Association of Community Colleges and is a graduate of the AACC President's Academy.

Stephen A. Moore, Jr., 61, is President, Chief Executive Officer and a Director of Moore Business Service, Inc., a business services firm and former major franchisee of H&R Block in central Florida with corporate offices in Lakeland, Florida. He has been with Moore Business Service, Inc. since 1974. Mr. Moore is a member and Past President of the Lakeland Rotary Club. He has been active as a board member of the Polk Community College Foundation, as an officer and board member of the Central Florida Speech and Hearing Center, as a board member and Past President of Goodwill Industries, Heart of Florida, Inc., as a board member of the Lakeland Area Chamber of Commerce and as a member of the Lakeland Regional Medical Center Community Counselor program.

Nis H. Nissen, III, 62, is President and Chief Executive Officer of Nissen Advertising, Inc., an advertising and public relations firm located in Lakeland, Florida that he has been affiliated with since 1971. He also is a member of the Rotary Club, a Director of the Central Florida Speech & Hearing Center, a Director of Crimestoppers of Polk County, Vice Chairman of the Public Information Committee, Community Foundation of Lakeland, a member of the Fine Arts Council of the Florida Southern Foundation of Lakeland, and a member of the Board of Governors of Florida Southern College.

Arthur J. Rowbotham, 55, is an attorney and is President of Hall Communications, Inc., a company that operates seventeen radio stations including four in Lakeland, Florida. He currently serves as a director for Cross Country Communications, LLC, Imperial Symphony Orchestra Board, City of Lakeland Civil Service Board, City of Lakeland Pension Board, and Florida Association of Broadcasters. He is a member of the Broadcasters' Foundation and a Lakeland Regional Medical Center Community Counselor.

Gregory C. Wilkes, 55, has been FloridaFirst Bank's President, Chief Executive Officer, and Director since August 1995. Mr. Wilkes came to FloridaFirst from Home Federal Savings Bank in Rome, Georgia, where he was President, Chief Executive Officer, and Director from 1990-1995. Mr. Wilkes was also formerly a Regional President in North Georgia for First Union National Bank, City President in Rome, Georgia for the Georgia Railroad Bank, and President, Chief Executive Office, and Director of the National City Bank of Rome, Georgia. He began his banking career with the Citizens & Southern National Bank of Atlanta in 1971. Mr. Wilkes currently serves on the boards of the Polk Theatre, Polk Museum of Art, and Florida Southern College President's council. He is a past Chairman of the Lakeland Area Chamber of Commerce and a former board member of the Florida Bankers Association, Lakeland Area Chamber of Commerce, Lakeland Rotary Club, Lakeland YMCA, Salvation Army, and the Lakeland Regional Hospital Foundation. He is also a past director and instructor of the Florida School of Banking at the University of Florida. Mr. Wilkes is currently the elected director for the State of Florida to the Board of the Federal Home Loan Bank of Atlanta, and is active with America's Community Bankers having served on the Mutual, Government Relations, and Federal Home Loan Bank Committees.

G. F. Zimmermann, III, 59, is President and majority stockholder of Zimmermann Associates, Inc., a design/build firm in Lakeland, Florida, since 1974. He is a life member of the Salvation Army Advisory Board, Past President and Life Member of the Kiwanis Club and the Lakeland Kiwanis Foundation. He currently serves on the Board of the Central Florida Speech and Hearing Center, the Lakeland
Regional Medical Center Community Board, the Small Business Committee of the Lakeland Chamber of Commerce, and the steering committee for the Ira Barnett Heritage Center. Mr. Zimmermann is Director and Executive Committee member of Bentley Lumber Company and Zimmermann Lands, Inc. He has served as director of Habitat for Humanity, chaired the Lakeland Civil Service Board and the Arbitration Board, and is a Trustee of the City of Lakeland Pension Board.

Executive Officers Who Are Not Directors

Don A. Burdett, 58, has been Senior Vice President of Retail Banking of FloridaFirst Bank since November 1998. Prior to joining FloridaFirst Bank, Mr. Burdett served as a market executive and held various sales management positions at Barnett Bank from 1979 to 1998.

Kerry P. Charlet, 50, has been Chief Financial and Operations Officer of FloridaFirst Bank since March 1998. Prior to joining FloridaFirst Bank, Mr. Charlet served in various positions from 1986 to 1994 at Florida Bank, FSB, including Executive Vice President and Chief Financial Officer. He was also employed by AmSouth Bank of Florida from 1995 to 1998, where he served as Senior Vice President and Chief Financial Officer. Mr. Charlet is a Leadership Lakeland graduate and serves on the Audit Committee for the Polk County School Board and as Treasurer for the Friends of the Library. Mr. Charlet has also served as an officer and committee chairman for the Gator Bowl Association, Chairman of Payment Systems Network, and president and board member of various youth basketball organizations.

William H. Cloyd, 46, has been Chief Lending Officer of FloridaFirst Bank since January 1998. Previously, Mr. Cloyd was Senior Vice President of Sun Trust Bank Mid-Florida, N.A. He is a director of the Lakeland Area Chamber of Commerce and Neighborhood Lending Partners, Inc. He has also been active with the United Way, the North Lakeland Rotary Club, and has served as Chairman of the Lakeland Downtown Development Authority.

Marion L. Moore, 64, has been Senior Vice President of Deposit Operations of FloridaFirst Bank since 1984. He has also been active with the Rotary Club, the Boy Scouts of America, the Lakeland Chamber of Commerce and the Winter Haven Chamber of Commerce.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the 1934 Act, requires the Company's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company's knowledge, all of the filings by the Company's directors and executive officers were made on a timely basis during the 2003 fiscal year. The Company is not aware of other beneficial owners of more than ten percent of its common stock.

Code of Ethics

The Company has adopted a Code of Ethics for Financial Professionals that is available, at no charge, to anyone who requests a copy. Requests should be directed to the Corporate Secretary at FloridaFirst Bancorp, Inc., 205 E. Orange Street, Lakeland, Florida 33801.

Audit Committee Financial Expert

The Board of Directors has determined that the Chairman of the Company's Audit Committee, Mr. Llewellyn Belcourt is an audit committee financial expert and he is an independent director within the meaning of the NASD listing requirements for the Nasdaq National Market.


Item 11.  Executive Compensation
--------  ----------------------

Director Compensation. During the fiscal year ended September 30, 2003, each director was paid a fee of $1,000 for each board annual meeting attended. The chairman of the board receives an additional $1,500 monthly fee. Each non-management director was paid $200 for each committee annual meeting attended. The total fees paid to the directors for the fiscal year ended September 30, 2003 were approximately $158,000.

In addition, the Bank maintains a Directors Consultant and Retirement Plan. If a director agrees to become a consulting director to our Board after retirement and completion of at least 10 years of service, he will receive a monthly payment equal to the Board fee in effect at the date of retirement, currently $1,000 per month, for a period of 120 months. Benefits under such plan will begin after a director's retirement. If there is a change in control, all directors will be presumed to have completed not less than 10 years of service, and each director will receive a lump sum payment equal to the present value of future benefits payable. During the fiscal year ended September 30, 2003, $24,000 was paid to former directors under the Plan.

1999 Option Plan and Restricted Stock Plan. Under the 1999 Option Plan, each non-employee director, except Messrs. Durrence and Rowbotham, was previously granted 11,146 options to purchase shares of common stock at $8.24 per share. Under the 1999 Restricted Stock Plan ("RSP"), each non-employee director, except Messrs. Durrence and Rowbotham, was previously awarded 4,783 shares of common stock. Option shares and restricted stock plan shares are exercisable at the rate of 20% per year commencing on October 19, 2000. Under the 1999 Option Plan and RSP, Mr. Wilkes received 65,832 options and 27,905 RSP shares, respectively. In accordance with the RSP, dividends are paid on shares awarded or held in the plan

2002 Option Plan and RSP. Under the 2002 Option Plan, each non-employee director was previously granted 15,750 options to purchase shares of common stock at $16.03 per share. Under the 2002 RSP, each non-employee director was previously awarded 6,250 shares of common stock. These option shares and restricted stock plan shares are exercisable at the rate of 33 1/3% per year commencing on September 30, 2002. Under the 2002 Option Plan and RSP, Mr. Wilkes received 60,000 options and 25,000 shares of restricted stock, respectively. In accordance with the 2002 RSP, dividends are paid on shares awarded or held in the plan.

Executive Compensation. The following table sets forth the cash and non-cash compensation awarded to or earned for each of the last three fiscal years for services rendered by the Chief Executive Officer and by each officer whose salary and bonus exceeded $100,000 during the last fiscal year.

                                                    SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
                                                  Annual Compensation                       Awards
                                      ------------------------------------------  -----------------------------------
                                                                                       Restricted        Securities
Name and                     Fiscal                               Other Annual            Stock          Underlying       All Other
Principal Position            Year     Salary($)    Bonus($)     Compensation($)     Awards(s)($)(1)    Options#(2)  Compensation($)
------------------            ----     ---------    --------     ---------------     ---------------    -----------  ---------------
Gregory C. Wilkes,            2003      $262,000     $15,720         $     -           $       -              -           88,248(3)
President and                 2002       262,000      60,000           3,000             400,625 (1)     60,000           91,864
Chief Executive Officer       2001       229,277           -          13,000                   -              -           78,622


Don A. Burdett                2003       144,804       3,510               -                   -              -           22,660(4)
Senior Vice President         2002       116,250      18,914               -             192,300 (1)     25,000           22,788
                              2001       106,750       7,500               -                   -              -           12,780

Kerry P. Charlet,             2003       165,000       5,259               -                   -              -           67,158(5)
Senior Vice President and     2002       156,250      26,914               -             288,450 (1)     30,000           70,285
Chief Financial Officer       2001       139,076      10,000               -                   -              -           49,129



William H. Cloyd,             2003       144,000       4,320               -                   -              -           67,801(6)
Senior Vice President and     2002       141,000      12,000               -             240,375 (1)     25,000           71,065
Chief Lending Officer         2001       129,508       7,500               -                   -              -           47,816


-------------------------
(1) For Messrs. Wilkes, Burdett, Charlet and Cloyd represents awards of 25,000, 12,000, 18,000 and 15,000 shares of Common Stock, respectively, under the 2002 Restricted Stock Plan as of December 21, 2001 on which date the market price of such stock was $16.03 per share. Such stock awards become non-forfeitable at the rate of 33 1/3% shares per year commencing on September 30, 2002. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. Based upon a market price of $26.31 per share as of September 30, 2003, such unvested shares for Messrs. Wilkes, Burdett, Charlet and Cloyd had a market value of $219,000, $105,000, $158,000 and $132,000, respectively.
(2) Such awards under the 2002 Option Plan are first exercisable at the rate of 33 1/3% per year commencing on September 30, 2002. See "Stock Awards" below.
(3) Includes $64,000 related to an accrual under the supplemental executive retirement plan; 1,396 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2003 of $36,729); and $5,738 in the Company's matching funds in the 401(k) retirement plan.
(4) Includes 1,396 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2003 of $36,729); and $4,149 in the Company's matching funds in the 401(k) retirement plan.
(5) Includes $45,000 related to an accrual under the supplemental executive retirement plan; 1,396 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2003 of $36,729); and $3,647 in the Company's matching funds in the 401(k) retirement plan.
(6) Includes $46,000 related to an accrual under the supplemental executive retirement plan; approximately 1,396 shares of common stock allocated under the ESOP at a cost basis of $13.26 per share (such shares had an aggregate market value at September 30, 2003 of $36,729); and $3,290 in the Company's matching funds in the 401(k) retirement plan.

Stock Awards. The following table sets forth information with respect to options held by the named executive officers as of September 30, 2003. No stock options were granted during the fiscal year ended September 30, 2003. The Company has not granted to the named executive officers any stock appreciation rights.

                                            OPTION EXERCISES AND YEAR END VALUE TABLE
                            Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
                            ------------------------------------------------------------------------

                                                                   Number of Securities       Value of Unexercised
                                                                  Underlying Unexercised          In-The-Money
                                                                    Options at FY-End(#)       Options at FY-End($)
                                                                    --------------------       --------------------
                          Shares Acquired         Value
Name                       on Exercise(#)      Realized($)       Exercisable/Unexercisable Exercisable/Unexercisable
----                       --------------      -----------       ------------------------- -------------------------
Gregory C. Wilkes
1999 Option Plan                 __                __                39,500 / 26,332         $713,900 / 475,900(1)
2002 Option Plan                 __                __                40,000 / 20,000          411,400 / 205,700(2)

Don A. Burdett
1999 Option Plan                 __                __                10,837 /  7,224          195,900 / 130,600(1)
2002 Option Plan                 __                __                16,667 /  8,333          171,400 /  85,700(2)

Kerry P. Charlet
1999 Option Plan               3,400            57,300(3)            16,725 / 13,418          302,300 / 242,500(1)
2002 Option Plan                 __                __                20,000 / 10,000          205,700 / 102,800(2)

William H. Cloyd
1999 Option Plan                 __                __                15,482 / 10,320          279,800 / 186,500(1)
2002 Option Plan                 __                __                16,667 /  8,333          171,400 /  85,700(2)


(1) Based on the exercise price of $8.24 and the closing price on September 30, 2003 of $26.31.
(2) Based on the exercise price of $16.03 and the closing price on September 30, 2003 of $26.31.
(3) Based on the difference between the exercise price and fair market value on the date of exercise.


Other Benefits

Employment Agreements. The Bank has entered into separate employment agreements with Messrs. Wilkes, Burdett, Charlet and Cloyd. Messrs. Wilkes' and Charlet's employment agreements have a term of three years, while Messrs. Burdett's and Cloyd's agreement have a term of two years. The agreements may be terminated by the Bank for "just cause" as defined in the agreement. If the Bank terminates any of these individuals without just cause, they will be entitled to a continuation of their salary from the date of termination through the remaining term of the agreement, but in no event for a period of less than one year. The employment agreements contain a provision stating that after Messrs. Wilkes', Burdett's, Charlet's or Cloyd's employment is terminated in connection with any change in control, the individual will be paid a lump sum amount equal to 2.99 times his five-year average annual taxable cash compensation. In the event of a change in control as of September 30, 2003, Messrs. Wilkes, Burdett, Charlet and Cloyd would have received approximately $1,200,000, $500,000, $745,000 and $635,000, respectively.

Supplemental Executive Retirement Plan. The Bank has implemented a supplemental executive retirement plan for the benefit of Messrs. Wilkes, Charlet and Cloyd. The supplemental executive retirement plan will provide benefits at age 65 that would be comparable to approximately 83% of the benefits that would have accrued under the terminated pension plan after retirement at age 65. If a participant terminates employment prior to age 65, then the target retirement benefits will be reduced. The accumulated deferred compensation account for each participant will be payable to such participant at anytime following termination of employment after attainment of age 55, the death or disability of the participant, or termination of employment following a change in control of the Bank whereby the Bank or its parent company is not the resulting entity. As of the fiscal year ended September 30, 2003, Messrs. Wilkes, Charlet and Cloyd had aggregate benefit accruals under the supplemental executive retirement plan of approximately $325,000, $207,000, and $210,000, respectively, and such benefits for the individuals were not vested.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

Securities Authorized for Issuance Under Equity Compensation Plans

Set  forth  below is  information  as of  September  30,  2003 with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION

                                                     (a)                    (b)                        (c)

                                                                                               Number of securities
                                            Number of securities      Weighted-average       remaining available for
                                              to be issued upon      exercise price of     future issuance under equity
                                                 exercise of            outstanding       compensation plans (excluding
                                            outstanding options,     options, warrants       securities reflected in
                                            warrants and rights         and rights                 column (a))
                                            -------------------         ----------                 -----------
Equity compensation plans
  approved by shareholders:
    1999 Stock Option Plan                         255,468                 $ 8.24                     3,825
    2002 Stock Option Plan                         296,400                 $16.04                    16,300
    1999 Restricted Stock Plan (1)                  42,667                   __                         __
    2002 Restricted Stock Plan (1)                  46,050                   __                         __
Equity compensation plans not
  approved by shareholders:                          __                      __                         __
                                                   -------                                           ------

     TOTAL                                         640,585                 $12.42                    20,125
                                                   =======                                           ======

(1) Represents the shares that have previously been awarded under these plans but have not vested as of September 30, 2003. The restricted stock trust has purchased and currently owns sufficient shares to satisfy the shares that will be required for future vesting periods.

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

                                                                                       Percent of Shares of
                                                          Amount and Nature of             Common Stock
Name and Address of Beneficial Owner                       Beneficial Ownership (3)      Outstanding (%)
------------------------------------                      --------------------------     ---------------

FloridaFirst Bank Employee Stock Ownership Plan ("ESOP")          467,799(1)                   8.05%
205 East Orange Street
Lakeland, Florida

Bruce A. Sherman                                                  531,498(2)                   9.15%
Private Capital Management, LP
8889 Pelican Bay Blvd.
Naples, FL  34108

Llewellyn N. Belcourt (4) (5)                                       29,527                      *

Don A. Burdett                                                      50,055                      *

Kerry P. Charlet                                                    98,718                     1.70%

William H. Cloyd                                                    60,256                     1.04%

J. Larry Durrence (4) (5)                                           15,072                      *

Stephen A. Moore, Jr. (4) (5)                                       75,223                     1.30%

Nis H. Nissen, III (4) (5)                                          64,254                     1.11%

Arthur J. Rowbotham (4) (5)                                         14,866                      *

Gregory C. Wilkes                                                  168,648                     2.90%

G. F. Zimmermann, III (4) (5)                                       36,954                      *

All directors and named executive officers                         637,566                    10.98%
of the Company as a group (11 persons)

------------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually as the ESOP debt is repaid. Once allocated, ESOP participants, under certain circumstances, may withdraw their shares from the Plan. The board of directors of FloridaFirst Bank has appointed a committee consisting of non-employee directors Llewellyn N. Belcourt, J. Larry Durrence, Stephen A. Moore, Jr., Nis H. Nissen, III, Arthur J. Rowbotham and G.F. Zimmermann, III to serve as the ESOP administrative committee ("ESOP Committee") and to serve as the ESOP trustees ("ESOP Trustee"). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received will be voted by the ESOP Trustee as directed by the ESOP Committee. As of September 30, 2003, 140,161 shares have been allocated under the ESOP to participant accounts and remain in the Plan.
(2) Pursuant to a Schedule 13G dated February 14, 2003 by Bruce A. Sherman, Gregg J. Powers and Private Capital Management, LP ("PCM"), Mr. Sherman has sole voting and dispositive power with respect to 40,000 shares and Messrs. Sherman and Powers and PCM have shared voting and dispositive power with respect to 491,398 shares.
(3) The share amounts include shares of common stock that the following persons may acquire through the exercise of stock options under the 1999 and 2002 Option Plan within 60 days of the record date: Llewellyn N. Belcourt - 16,417, Don A. Burdett - 31,116, Kerry P. Charlet - 43,434,
       William H. Cloyd - 37,309, J. Larry Durrence 10,500, Stephen A. Moore, Jr. - 19,417, Nis H. Nissen, III - 19,417, Arthur J. Rowbotham - 10,500, Gregory C. Wilkes - 92,666, and G. F. Zimmermann, III - 17,188.
(4) Excludes 467,799 shares under the ESOP for which such individuals exercise shared voting and investment power with respect to such shares as an ESOP trustee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.
(5) Excludes 42,667 1999 RSP shares and 46,050 2002 RSP shares which were previously awarded but subject to forfeiture for which such individuals exercise shared voting and investment power with respect to such shares as a member of the 1999 RSP and 2002 RSP committee. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.
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

Item 14.  Principal Accounting Fees and Services
--------  --------------------------------------

Audit Fees

Fees paid to Hacker, Johnson & Smith PA for each of the last two fiscal years are set forth below.

      Fiscal              Audit       Audit-Related           Tax      All Other
      Year                Fees            Fees               Fees         Fees
      ----                ----            ----               ----         ----

      2003             $ 54,000            18,600           11,000         -
      2002               52,000            18,000           10,500         -

Audit fees include fees for services performed to comply with generally accepted auditing standards, including the recurring audit of the Company's consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal auditor reasonably can provide to a client, such as procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-related fees include fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding generally accepted accounting principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of the new SEC and Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. Audit-related fees also include audits of employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements.

Tax fees primarily include fees associated with tax audits, tax compliance, tax consulting, as well as tax planning. This category also includes services related to tax disclosure and filing requirements.

The Audit Committee has not authorized any non-audit services by the independent auditor. The Audit Committee must approve any such services prior to the services being performed. The Audit Committee's considerations would include whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee would also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile, and whether the services enhance the Company's ability to manage or control risks and improve audit quality.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------


(a)(1)       Financial Statements:
             See Item 8.

(a)(2)       Financial Statement Schedules:

             All  financial  statement  schedules  have  been  omitted  as   the
             information is not required under the related instructions or is inapplicable.

(a)(3)       Exhibits:

              3(i)   Articles of Incorporation of FloridaFirst Bancorp, Inc.*
              3(ii)  Bylaws of FloridaFirst Bancorp, Inc.*
              4      Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
              10.1   Form of Employment  Agreements  entered into with the named
                     Executive Officers of FloridaFirst Bank*
              10.2   1999 Stock Option Plan **
              10.3   1999 Restricted Stock Plan **
              10.4   Supplemental  Executive  Retirement Plan for the benefit of
                     Certain Senior Officers*
              10.5   2002 Stock Option Plan***
              10.6   2002 Restricted Stock Plan***
              21     Subsidiaries of Registrant (See Item 1 - Description of the
                     Business)
              23     Consent of Accountants
              31.1   Certification  of Chief Executive  Officer required by Rule
                     13a-14(a)/15d-14(a) under the Exchange Act.
              31.2   Certification  of Chief Financial  Officer required by Rule
                     13a-14(a)/15d-14(a) under the Exchange Act.
              32     Certification  pursuant  to  18  U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).

** Incorporated by reference to the Form S-8 filed with the Commission on March 2, 2001 (File No. 333-56420).

*** Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 19, 2002 (File No. 333-84516).

(b)    Reports on Form 8-K:
         (i)      A Form 8-K was filed on November 6, 2003 as notification under
                  Item 9 that the Company issued a press release announcing the Company's fourth quarter earnings.
         (ii)     A Form 8-K was filed on August 5, 2003 as  notification  under
                  Item 9 that the Company issued a press release announcing the Company's third quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLORIDAFIRST BANCORP, INC.


 Date: December 19, 2003               By: /s/Gregory C. Wilkes
                                           -------------------------------------
                                           Gregory C. Wilkes
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Gregory C. Wilkes                       /s/Kerry P. Charlet
--------------------------------------     -------------------------------------------
Gregory C. Wilkes                          Kerry P. Charlet
President, Chief Executive Officer and     Senior Vice President and
Director                                   Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting Officer)

/s/Nis H. Nissen, III                      /s/Stephen A. Moore, Jr.
--------------------------------------     -------------------------------------------
Nis H. Nissen, III                         Stephen A. Moore, Jr.
Chairman of the Board and Director         Director

/s/Llewellyn N. Belcourt                   /s/Arthur J. Rowbotham
--------------------------------------     -------------------------------------------
Llewellyn N. Belcourt                      Arthur J. Rowbotham
Director                                   Director

/s/J. Larry Durrence                       /s/G. F. Zimmermann, III
--------------------------------------     -------------------------------------------
J. Larry Durrence                          G. F. Zimmermann, III
Director                                   Director
