Form 10-Q
period 2003-12-31
FLORIDAFIRST BANCORP INC
filed 2004-02-17
CIK 1123276

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---     of 1934

For the quarterly period ended December 31, 2003

       Transition report under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-32139
                       ---------


                           FLORIDAFIRST BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                                   59-3662010
        -------                                                   ----------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                             205 East Orange Street
                          Lakeland, Florida 33801-4611
                          ----------------------------
                    (Address of Principal Executive Offices)

                                 (863) 688-6811
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

YES  X     NO
    ----      ----


         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act) YES  X     NO
                                                   ----      ----


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.10 per share                 5,388,276 shares
--------------------------------------     -------------------------------------
             (class)                          Outstanding at February 4, 2004

================================================================================

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----

     Condensed Consolidated Balance Sheets -
       At December 31, 2003 (unaudited) and At September 30, 2003..............2

     Condensed Consolidated Statements of Earnings -
       Three Months ended December 31, 2003 and 2002 (unaudited)...............3

     Condensed Consolidated Statements of Stockholders' Equity -
       Three Months Ended December 31, 2003 and 2002 (unaudited).............4-5

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended December 31, 2003 and 2002 (unaudited).............6-7

     Notes to Condensed Consolidated Financial Statements (unaudited).......8-12

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................13-21

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........22

   Item 4.  Controls and Procedures...........................................22

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................23

   Item 2.  Changes in Securities and Use of Proceeds.........................23

   Item 3.  Defaults Upon Senior Securities...................................23

   Item 4.  Submission of Matters to a Vote of Security Holders...............23

   Item 5.  Other Information.................................................23

   Item 6.  Exhibits and Reports on Form 8-K..................................24

SIGNATURES....................................................................25

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                          Condensed Consolidated Balance Sheets
                   ($ in thousands, except per share amounts)

                                                                             At
                                                                 December 31,  September 30,
                                                                      2003         2003
                                                                   ---------    ---------
                                                                   (uaudited)
    Assets

Cash and due from banks ........................................   $  18,760       13,403
Interest-earning deposits ......................................         148          372
                                                                   ---------    ---------

         Total cash and cash equivalents .......................      18,908       13,775

Securities available for sale ..................................     241,028      252,897
Loans, net of allowance for loan losses of $4,483 and $4,479 ...     506,074      496,684
Premises and equipment, net ....................................      13,671       13,978
Federal Home Loan Bank stock, at cost ..........................       7,398        6,955
Cash surrender value of bank-owned life insurance ..............      17,324       17,082
Core deposit intangible, net ...................................       9,641       10,016
Other assets ...................................................       7,146        7,095
                                                                   ---------    ---------

              Total assets .....................................   $ 821,190      818,482
                                                                   =========    =========

   Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits ...............................   $  34,101       33,741
    Interest-bearing deposits ..................................     516,026      519,168
                                                                   ---------    ---------

              Total deposits ...................................     550,127      552,909

    Federal Home Loan Bank advances ............................     138,915      136,175
    Other borrowings ...........................................      23,785       20,643
    Other liabilities ..........................................       4,831        6,783
                                                                   ---------    ---------

              Total liabilities ................................     717,658      716,510
                                                                   ---------    ---------
Stockholders' equity:
    Preferred stock, no par value, 20,000,000 shares authorized,
         none issued or outstanding ............................           -            -
    Common stock, $.10 par value, 80,000,000 shares authorized,
         5,552,049 and 5,541,643 issued ........................         555          554
    Additional paid-in capital .................................      53,168       52,610
Retained earnings ..............................................      56,277       55,377
    Treasury stock, at cost, 170,286 and 155,261 shares ........      (3,178)      (2,806)
    Unallocated shares held by the employee stock ownership plan      (3,787)      (4,328)
    Unallocated shares held by the restricted stock plan .......      (1,065)      (1,111)
    Accumulated other comprehensive income .....................       1,562        1,676
                                                                   ---------    ---------

              Total stockholders' equity .......................     103,532      101,972
                                                                   ---------    ---------

              Total liabilities and stockholders' equity .......   $ 821,190      818,482
                                                                   =========    =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Earnings (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                               December 31,
                                                              2003      2002
                                                           -------   -------
Interest income:
    Loans ..............................................   $ 8,095     8,848
    Securities .........................................     2,720     3,314
    Other ..............................................        72       125
                                                           -------   -------
         Total interest income .........................    10,887    12,287
                                                           -------   -------
Interest expense:
    Deposits ...........................................     2,774     4,124
    Federal Home Loan Bank advances and other borrowings     1,743     1,834
                                                           -------   -------
         Total interest expense ........................     4,517     5,958
                                                           -------   -------

Net interest income ....................................     6,370     6,329

Provision for loan losses ..............................       120       180
                                                           -------   -------
Net interest income after provision for loan losses ....     6,250     6,149
                                                           -------   -------
Noninterest income:
    Fees and service charges ...........................       630       663
    Net gain on sale of loans held for sale ............        28       236
    Net gain on sale of securities available for sale ..        70       194
    Earnings on bank-owned life insurance ..............       242       250
    Other ..............................................       186       184
                                                           -------   -------
         Total noninterest income ......................     1,156     1,527
                                                           -------   -------
Noninterest expense:
    Salaries and employee benefits .....................     2,867     2,733
    Occupancy expense ..................................       791       852
    Marketing and advertising ..........................       132       132
    Data processing ....................................       177       165
    Postage and office supplies ........................       164       182
    Amortization of core deposit intangible ............       375       405
    Other ..............................................     1,113     1,052
                                                           -------   -------
         Total noninterest expense .....................     5,619     5,521
                                                           -------   -------

Income before income taxes .............................     1,787     2,155
Income taxes ...........................................       511       659
                                                           -------   -------
Net income .............................................   $ 1,276     1,496
                                                           =======   =======
Earnings per share:
    Basic ..............................................   $   .25       .30
                                                           =======   =======
    Diluted ............................................   $   .24       .28
                                                           =======   =======
Weighted-average common and common equivalent shares outstanding (in thousands):

    Basic ..............................................     5,087     5,049
                                                           =======   =======
    Diluted ............................................     5,398     5,317
                                                           =======   =======
Cash dividends per share ...............................   $   .07       .06
                                                           =======   =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Stockholders' Equity

              For the Three Months Ended December 31, 2003 and 2002
                      (In thousands, except share amounts)

                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                                   Additional                         Held       Shares      Compre-        Total
                              Common Stock          Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                        -------------------------
                              Shares       Amount    Capital   Earnings     Stock     ESOP       the RSP     Income        Equity
                              ------       ------    -------   --------     -----     ----       -------     ------        ------
Balance at September
   30, 2003...............  5,541,643      $ 554      52,610     55,377     (2,806)   (4,328)    (1,111)      1,676       101,972
                                                                                                                          --------
Comprehensive income:
   Net income (unaudited)-          -          -           -      1,276          -          -         -          -          1,276

   Net change in
     unrealized gain
     on securities
     available for sale,
     net of tax benefit
     of $67 (unaudited)...          -          -           -          -          -         -          -        (114)         (114)
                                                                                                                          -------
Comprehensive income
   (unaudited)............                                                                                                  1,162
                                                                                                                          --------
12,460 shares acquired for
   treasury, at cost
   (unaudited)............          -          -           -          -       (330)        -          -           -          (330)

Proceeds from exercise
   of stock options
   (unaudited)............     10,406          1         111          -          -         -          -           -           112

2,565 RSP shares forfeited
   and placed in
   treasury (unaudited)...          -          -           -          -        (42)        -         42           -             -

Cash dividends
   (unaudited)............          -          -           -       (376)         -         -          -           -          (376)

Fair value of ESOP and
   RSP shares allocated
   (unaudited)............          -          -         447          -          -       541          4           -           992
                          ----------------------     ------- ----------   --------   -------   --------    --------    -----------

Balance at December 31,
   2003 (unaudited).......  5,552,049      $ 555      53,168     56,277     (3,178)   (3,787)    (1,065)      1,562       103,532
                            =========      =====      ======     ======     ======    ======     ======       =====       =======

                                                                                                                        (continued)

                                 4

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

              For the Three Months Ended December 31, 2003 and 2002
                      (In thousands, except share amounts)

                                                                                   Unallocated             Accumulated
                                                                                     Shares    Unallocated    Other
                                                   Additional                         Held       Shares      Compre-        Total
                              Common Stock          Paid-In    Retained   Treasury   by the      Held by     hensive   Stockholders'
                        -------------------------
                              Shares       Amount    Capital   Earnings     Stock     ESOP       the RSP     Income        Equity
                              ------       ------    -------   --------     -----     ----       -------     ------        ------
Balance at September
   30, 2002...............  5,528,452      $ 553      52,044     50,809     (2,680)   (4,869)    (2,082)      5,203        98,978
                                                                                                                           -------

Comprehensive income:
   Net income (unaudited)-          -          -            -     1,496          -          -         -           -         1,496

   Net change in
     unrealized gain
     on securities
     available for
     sale, net of tax
     of $149 (unaudited)..          -          -           -          -          -         -          -         254           254
                                                                                                                         ---------

Comprehensive income
   (unaudited)............                                                                                                  1,750
                                                                                                                          --------

5,048 shares acquired for
   the RSP, at cost
   (unaudited)............          -          -           -          -          -         -       (121)          -          (121)

Proceeds from exercise
   of stock options
   (unaudited)............        505          -           7          -          -         -          -           -             7

Cash dividends ($.06
   per share) (unaudited).         -           -           -       (323)         -         -          -           -          (323)

Fair value of ESOP
   shares allocated
   (unaudited)............          -          -         260          -          -       541          -           -           801
                          ----------------------     ------- ----------   --------    ------  ---------    --------    ----------

Balance at December 31,
   2002 (unaudited).......  5,528,957      $ 553      52,311     51,982     (2,680)   (4,328)    (2,203)      5,457       101,092
                            =========        ===      ======     ======      =====     =====      =====       =====       ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                             December 31,
                                                                           2003        2002
                                                                         --------    --------
Cash flows from operating activities:
    Net income .......................................................   $  1,276       1,496
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Provision for loan losses ...................................        120         180
         Depreciation ................................................        327         393
         Deferred income tax provision ...............................       --            46
         Amortization of core deposit intangible .....................        375         405
         Net amortization of premiums and discounts on securities ....        266         344
         Net gain on sale of securities available for sale ...........        (70)       (194)
         Net gain on sale of loans held for sale .....................        (28)       (236)
         Proceeds from sales of loans held for sale ..................      1,379       9,282
         Loans originated for sale ...................................       (874)    (13,960)
         Earnings on bank-owned life insurance .......................       (242)       (250)
         Net decrease in other assets ................................        132         237
         Net decrease in other liabilities ...........................       (960)     (2,831)
                                                                         --------    --------

              Net cash provided by (used in) operating activities ....      1,701      (5,088)
                                                                         --------    --------
Cash flows from investing activities:
    Proceeds from calls, sales, maturities and repayment of securities
         available for sale ..........................................     33,514      29,221
    Purchase of securities available for sale ........................    (22,022)    (15,740)
    Net (increase) decrease in loans .................................    (10,340)      9,316
    Net (purchase) redemption of FHLB stock ..........................       (443)        241
    Purchases of premises and equipment ..............................        (20)       (614)
    Net proceeds from sales of foreclosed assets .....................        237         225
                                                                         --------    --------

              Net cash provided by investing activities ..............        926      22,649
                                                                         --------    --------

Cash flows from financing activities:
    Net decrease in deposits .........................................     (2,782)     (7,488)
    Net increase in FHLB advances ....................................      2,740           -
    Net increase (decrease) in other borrowings ......................      3,142      (2,632)
    Payments to acquire treasury stock ...............................       (330)          -
    Payments to acquire shares held by the RSP .......................       --          (121)
    Dividends paid ...................................................       (376)       (323)
    Net proceeds received from issuance of common stock ..............        112           7
                                                                         --------    --------

              Net cash provided by (used in) financing activities ....      2,506     (10,557)
                                                                         --------    --------

Net increase in cash and cash equivalents ............................      5,133       7,004

Cash and cash equivalents at beginning of period .....................     13,775      30,628
                                                                         --------    --------

Cash and cash equivalents at end of period ...........................   $ 18,908      37,632
                                                                         ========    ========

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                                 (In thousands)

                                                               Three Months Ended
                                                                    December 31,
                                                                   2003       2002
                                                                -------    -------
Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
         Interest ...........................................   $ 4,598      6,311
                                                                =======    =======

         Taxes ..............................................   $   487          -
                                                                =======    =======

Supplemental disclosure of noncash information:
    Transfer loans to foreclosed assets .....................   $   330        270
                                                                =======    =======

    Net change in unrealized gain on securities available for
         sale, net of tax ...................................   $  (114)       254
                                                                =======    =======

    Fair value of restricted stock plan shares distributed ..   $     4          -
                                                                =======    =======

    Fair value of ESOP shares allocated .....................   $   988        801
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

     The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(2)  Loans

     Loans consist of the following (in thousands):

                                                                     At
                                                    December 31, September 30,
                                                        2003         2003
                                                     ---------      -------

(unaudited)

Loans secured by mortgages on real estate:
 Residential 1-4: (1)
    Permanent ....................................   $ 270,834      270,463
    Construction .................................      33,859       32,871
 Commercial real estate ..........................      54,517       56,078
 Land ............................................      22,379       18,699
                                                     ---------      -------

Total mortgage loans .............................     381,589      378,111

Consumer loans ...................................     144,232      137,398
Commercial loans .................................      12,235       11,600
                                                     ---------      -------

Total loans  .....................................     538,056      527,109

Allowance for loan losses ........................      (4,483)      (4,479)
Net deferred loan costs ..........................         128           23
Construction loans in process ....................     (27,627)     (25,969)
                                                     ---------      -------

Loans, net........................................     506,074      496,684
                                                       =======      =======


(1) Loans held for sale, included in the totals above, were approximately $193,000 and $670,000 at December 31, 2003 and September 30, 2003,
     respectively.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



     The activity in the allowance for loan losses is as follows (in thousands):


                                                  Three Months Ended
                                                      December 31,
                                                 2003            2002
                                                 ----            ----

       Balance at beginning of period.....    $ 4,479           4,519
       Provision for loan losses..........        120             180
       Net loan charge-offs...............       (116)           (224)
                                              -------           -----

       Balance at end of period...........    $ 4,483           4,475
                                              =======           =====

    No loans were identified as impaired at or during the three months ended December 31, 2003 or 2002.

    Nonaccrual and past due loans were as follows (in thousands):

                                                                     At
                                                    December 31, September 30,
                                                        2003         2003
                                                        ----         ----

       Nonaccrual loans...........................     $ 635          1,040
       Accruing loans past due 90 days or more....         -              -
                                                       -----          -----

                                                       $ 635          1,040
                                                       =====          =====

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



(3)  Earnings Per Share of Common Stock

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

                                                                         Three Months Ended
                                                                            December 31,
                                                                           2003      2002
                                                                          ------    ------
Weighted-average shares of common stock issued and
      outstanding before adjustments for ESOP and stock options .......    5,386     5,378
Adjustments to reflect the effect of unallocated ESOP
      shares ..........................................................     (299)     (329)
                                                                          ------    ------

Weighted-average shares for basic earnings per share ..................    5,087     5,049
                                                                          ======    ======

Basic earnings per share ..............................................   $  .25       .30
                                                                          ======    ======

Weighted-average shares for basic earnings per share ..................    5,087     5,049

Additional dilutive shares using the average market
      value for the period utilizing the treasury
      stock method regarding stock options and
      outstanding restricted stock shares .............................      311       268
                                                                          ------    ------

Weighted-average common shares and equivalents
      outstanding for diluted earnings per share ......................    5,398     5,317
                                                                          ======    ======

Diluted earnings per share ............................................   $  .24       .28
                                                                          ======    ======

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


(4)  Stock Compensation Plans

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

     The following is a summary of stock option transactions for the three months ended December 31, 2003 and 2002:

                                                                  Range of Per       Weighted-
                                                   Number of      Share Option      Average Per
                                                    Options        Price            Share Price
                                                    -------        -----            -----------

         Outstanding at September 30, 2002......     578,772    $ 7.63 - 19.20          12.45

         Exercised..............................        (505)    13.04 - 16.03          13.63
                                                     -------

         Outstanding at December 31, 2002.......     578,267    $ 7.63 - 19.20          12.45
                                                     =======      ============          =====


         Outstanding at September 30, 2003......     551,868    $ 7.63 - 16.03          12.42

         Exercised..............................     (10,406)     7.63 - 16.03          10.75

         Forfeited..............................        (150)            16.03          16.03
                                                     -------

         Outstanding at December 31, 2003.......     541,312    $ 7.63 - 16.03          12.45
                                                     =======      ============          =====

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


     The proforma information and the related effects on net income and basic and diluted earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 is as follows ($ in thousands, except per share amounts):

                                                              Three Months Ended
                                                                 December 31,
                                                               2003      2002
                                                            ---------  --------

Net income, as reported .................................   $   1,276     1,496
Deduct:  Total stock-based employee compensation
    determined under the fair value based method
    for stock options awarded, net of related tax benefit         (43)      (95)
---------------------------------------------------------   ---------  --------
Proforma net income .....................................   $   1,233     1,401
                                                            =========  ========
Basic earnings per share:
    As reported .........................................   $     .25       .30
                                                            =========  ========
    Proforma ............................................   $     .24       .28
                                                            =========  ========
Diluted earnings per share:
    As reported .........................................   $     .24       .28
                                                            =========  ========
    Proforma ............................................   $     .23       .26
                                                            =========  ========


     Both net income, as reported and proforma net income include approximately $133,000 and $143,000, net of tax, in salaries and employee benefits expense for the three-month periods ended December 31, 2003 and 2002, respectively relating to shares awarded under the RSP Plan.

(5)  Subsequent Event

     On February 4, 2004, the Company entered into a definitive agreement with SouthTrust of Alabama, Inc. and SouthTrust Corporation ("SouthTrust") whereby SouthTrust would acquire 100% of the outstanding common stock of the Company. The transaction is subject to stockholder and regulatory approval and the Company anticipates the transaction to close during the second quarter of 2004. The Company incurred approximately $685,000 in costs related to the acquisition subsequent to December 31, 2003.

(6)  Reclassifications

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

Subsequent Event

On February 4, 2004, the Company entered into a definitive agreement with SouthTrust of Alabama, Inc. and SouthTrust Corporation ("SouthTrust") whereby SouthTrust would acquire 100% of the outstanding common stock of the Company. The transaction is subject to stockholder and regulatory approval and the Company anticipates the transaction to close during the second quarter of 2004. The Company incurred approximately $685,000 in costs related to the acquisition subsequent to December 31, 2003.

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

Cash and cash equivalents increased $5.1 million for the three months ended December 31, 2003 to $18.9 million. Significant cash flows or uses (amounts shown in parentheses) were as follows:

                                                                   (In Millions)
                                                                   -------------

  Cash provided by operations.......................................  $  1.7
  Net increase in FHLB advances.....................................     2.7
  Net increase in other borrowings..................................     3.1
  Net decrease in deposits..........................................    (2.8)
  Maturities, sales, calls and repayments on securities available
    for sale........................................................    33.5
  Purchases of securities available for sale........................   (22.0)
  Net increase in loans.............................................   (10.3)
  Other, net........................................................     (.9)
                                                                      ------

  Net increase in cash and cash equivalents.........................  $  5.1
                                                                      ======

See "Comparison of Financial Condition at December 31, 2003 and September 30, 2003" for discussion of significant cash flows.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


On December 31, 2003, the Bank was in compliance with its three minimum regulatory capital requirements as follows:

                                                        Amount        Percent
                                                        ------        -------
                                                   (In thousands)

       Tangible capital...........................    $ 74,131          9.18%
       Tangible capital requirement...............      12,111          1.50
       Excess over requirement....................      62,020          7.68

       Core capital...............................      74,131          9.18
       Core capital requirement...................      32,295          4.00
       Excess over requirement....................      41,836          5.68

       Risk based capital.........................      78,614         14.84
       Risk based capital requirement.............      42,382          8.00
       Excess over requirement....................      36,232          6.84

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

A  summary  of  the  amounts  of  the  Company's  financial  instruments,   with
off-balance sheet risk at December 31, 2003, follows (in thousands):


                                                                     Contractual
                                                                        Amount
                                                                        ------

               Loan commitments and standby letters of credit........  $   3,413
                                                                       =========

               Undisbursed construction and line of credit loans.....  $ 56,524
                                                                       =========

               Loans sold with recourse obligations  ..................$ 27,290
                                                                       =========


Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

The  Company's   contractual   obligations   include  certain  on-balance  sheet
obligations, at December 31, 2003, these are deposits, FHLB advances, other borrowings, operating leases and purchase obligations.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



Comparison of Financial Condition at December 31, 2003 and September 30, 2003

Assets. Total assets increased $2.7 million, or .3%, to $821.2 million at December 31, 2003 from $818.5 million at September 30, 2003. The increase in total assets resulted primarily from:

> a $5.1 million increase in cash and cash equivalents, resulting from funds received from securities sales and repayments,
> a $11.9 million decrease in securities available for sale. Strong mortgage refinancing activities, resulting from the continued decline in longer-term interest rates, caused an acceleration of repayments on many mortgage-related securities during the quarter. The Company elected not to reinvest certain funds to provide liquidity to fund the growth in the consumer and commercial loan portfolios, as well as deposit outflows, and
> a $9.4 million net increase in the loan portfolio. The increase in loans resulted from the Company's residential mortgage loan origination strategy to originate and hold loans, rather than sell those loans on the secondary market. In addition, management continues to focus on commercial and consumer loan originations, which totaled $27.6 million for the three months ended December 31, 2003.


Liabilities. Total liabilities increased $1.1 million, or .2%, to $717.7 million at December 31, 2003 from $716.5 million at September 30, 2003. The increase in total liabilities resulted from:

> a $2.8 million decrease in deposits. The decrease in deposits was primarily attributable to a $9.7 million decrease in certificates of deposit, partially offset by a $6.9 million increase in transaction accounts. The decrease in deposits appears to have been caused by retail customers moving maturing certificates to alternative investments outside of the Bank, as well as into more liquid checking and money-market accounts due to the low interest-rate environment,
> a $2.7 million increase in FHLB advances, due to an increase in daily rate credit advances,
> a $3.1 million increase in other borrowings, primarily due to an increase in funds invested with the Company under the Treasury Investment Program, and
> a $2.0 decrease in other liabilities. This decrease is primarily attributable to payment of mortgage customers annual real estate taxes held in escrow, as well as the allocation of the vested accrued contribution to the employee stock ownership plan for the plan year ended December 31, 2003.

Stockholders'   Equity.   The  increase  of  $1.6   million  in  the   Company's
stockholders' equity reflects:

>    net income for the three months ended December 31, 2003 of $1.3 million;
>    repurchase of Company treasury stock totaling $330,000;
> repayment of $541,000 on the Employee Stock Ownership Plan ("ESOP") loan and allocation of the released shares;
> additional paid-in-capital of $558,000 resulting from exercise of stock options and capital adjustments related to stock plans;
>    decrease in accumulated other comprehensive income of $114,000; and -
>    dividends totaling $376,000.


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

                                                                    Three Months Ended December 31,
                                                 --------------------------------------------------------------------
                                                                2003                               2002
                                                 -------------------------------      -------------------------------
                                                                         Average                             Average
                                                  Average                Yield/        Average               Yield/
                                                  Balance     Interest    Cost         Balance   Interest     Cost
                                                  -------     --------    ----         -------   --------     ----
                                                                         ($ in thousands)
Interest-earning assets (IEA):
   Mortgage loans..........................      $ 277,184       4,327      6.24%     $ 307,765     5,338      6.94%
   Consumer loans..........................        140,661       2,465      6.95        107,957     2,127      7.82
   Commercial loans........................         85,862       1,303      5.94         81,231     1,383      6.66
                                                  --------     -------                 --------   -------

       Total loans.........................        503,707       8,095      6.39        496,953     8,848      7.08

   Securities and other (1)................        257,206       2,914      4.53        274,340     3,560      5.19
                                                 ---------     -------                 --------   -------

       Total IEA (1).......................        760,913      11,009      5.76        771,293    12,408      6.41
                                                               -------                            -------

Other assets...............................         61,354                               68,436
                                                 ---------                             --------

       Total assets........................      $ 822,267                            $ 839,729
                                                   =======                              =======

Interest-bearing liabilities (IBL):
   Interest checking.......................      $  88,223         131       .59      $  74,987       223      1.18
   Savings accounts........................         54,012          81       .59         54,814       195      1.41
   Money-market accounts...................         79,346         201      1.00         69,404       337      1.93
   Certificate accounts....................        293,238       2,361      3.19        350,984     3,369      3.81
                                                 ---------      ------                  -------    ------

       Total interest-bearing deposits.....        514,819       2,774      2.14        550,189     4,124      3.04

   FHLB advances and other borrowings......        165,261       1,743      4.13        153,561     1,834      4.67
                                                   -------      ------                  -------    ------

       Total IBL...........................        680,080       4,517      2.62        703,750     5,958      3.40
                                                                ------                             ------

Other liabilities (2)......................         39,751                               36,334
                                                 ---------                             ---------

       Total liabilities...................        719,831                              740,084

Stockholders' equity.......................        102,436                               99,645
                                                 ---------                            ---------

       Total liabilities and
           stockholders' equity............      $ 822,267                            $ 839,729
                                                 =========                              =======

Net interest income (1)....................                   $  6,492                           $  6,450
                                                              ========                           ========

Average IEA to IBL.........................             112%                                 110%
                                                        ===                                  ===

Interest-rate spread.......................                                 3.14%                              3.01%
                                                                            ====                               ====

Net interest margin........................                                 3.41%                              3.35%
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

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

Net Income. Net income for the three months ended December 31, 2003 decreased 14.7% to $1.3 million, compared to $1.5 million for the same period in 2002, as a result of a decrease in noninterest income and increase in noninterest expenses, partially offset by an increase in net interest income and a decrease in the provision for loan losses. Net interest income increased $41,000, or .6%, for the three months ended December 31, 2003 compared to the same period in 2002, as interest income and interest expense decreased by comparable amounts. See the following discussions for these items as well as discussions of noninterest income and noninterest expenses.

Interest Income. The following discussion highlights the major factors that impacted the changes in interest income during the quarter compared to the prior year. Details are contained in the Average Balance Sheet table at page 18.

> While the average amount of residential loans outstanding decreased $30.6 million, consumer loans grew $32.7 million and commercial loans grew $4.6 million. The Company continues its increased emphasis on commercial and consumer loan growth in an effort to restructure its loan portfolio to shorten the loan maturities. Average consumer loan balances outstanding increased 30% and average commercial loan balances outstanding increased by approximately 6% during the quarter from the same quarter in the preceding year. Average commercial and consumer loans represent approximately 45% of the loan portfolio, compared to 38% last year.
> The average yield on loans decreased 69 basis points to 6.39%, for the three months ended December 31, 2003 compared to 7.08% for the same period in 2002. The decrease in loan yields is directly attributable to the continued decline in market rates of interest for loans that we retain in our portfolio. The high level of refinancing experienced in 2003 not only impacted residential mortgage loan yields, but also created pricing pressure on new and existing loans in the commercial area. Consumer loans have relatively short average lives historically, therefore, the lower interest rate environment caused the yield on the consumer loan portfolio to decline from last year as new loans are generated in this lower interest environment to replace the loans being paid off.
> The average balances in the securities and other portfolio decreased 6% due to increased principal prepayments on mortgage-related securities.
> The lower yield in the securities portfolio resulted from a shift to shorter duration and adjustable rate investments in fiscal year 2002 and 2003 to manage the interest-rate risk profile of the Company, as well as the overall reduction in interest rates as previously discussed.

Interest Expense. The following discussion highlights the major factors that impacted the changes in Interest Expense during the quarter when compared to the prior year. Detailed changes are contained in the Average Balance Sheet table at page 18.

> The decrease in average deposits is mainly attributable to maturing certificates moving to alternative investment options. However the increased sales effort to attract and retain new deposits, as well as customer concerns about equity investments, provided additional lower-cost deposit growth. The growth in average balances in interest checking and money-market accounts, together with certificates of deposit maturing and renewing at lower rates in the current interest rate environment, helped to reduce the overall cost of interest-bearing deposits by 90 basis points.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY



> Average FHLB advances and other borrowings outstanding increased 7.6% this quarter compared to the same quarter last year. Certain FHLB fixed-rate advances were repaid at maturity, while the Company utilized lower cost overnight borrowings as well as funds invested with the Company through the Treasury Investment Program to manage short-term liquidity needs.
> Actions by the Federal Reserve to decrease short-term interest rates over the past two years has provided an immediate reduction in the cost of deposits, as well as advances and other borrowings.

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

The provision for loan losses was $120,000 for the three months ended December 31, 2003 compared to $180,000 for the three months ended December 31, 2002. The provision for loan losses decreased for the current three-month period primarily due to lower than expected net charge-offs during 2003. The allowance for loan losses remained at $4.5 million at December 31, 2003 and December 31, 2002, respectively. The current allowance represents .89% of loans outstanding at December 31, 2003. The Company had net charge-offs of $116,000 for the three months ended December 31, 2003 compared to net charge-offs of $224,000 for the same period in 2002. The Company intends to maintain its allowance for loan losses commensurate with its loan portfolio, especially its commercial real estate and consumer loan portfolios.

Noninterest Income. Noninterest income decreased $371,000 to $1.2 million for the three months ended December 31, 2003 from $1.5 million for the three months ended December 31, 2002. The major changes were:

> a decrease of $33,000 in service charges on loans and deposit accounts compared to the prior period.
> a decrease of $208,000 in net gain on sale of loans held for sale, as the majority of the residential mortgage loan production during the current period was retained in the Bank's portfolio; and
>> a decrease of $124,000 in net gains on the sale of securities available for sale.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


Noninterest Expense. Noninterest expense increased $98,000 to $5.6 million for the three months ended December 31, 2003 from $5.5 million for the three months ended December 31, 2002.

>    Salaries and employee benefits increased $134,000 primarily due to:
     o a decrease of $200,000 in compensation related to an overall reduction in staff,
     o    4%  average  salary   increases  due  to  merit  and  cost  of  living
          adjustments,
     o    a $146,000  decrease in estimated  direct costs of loans,
     o a $90,000 increase in ESOP costs due to the increased price of Company stock, and
     o an increase of $100,000 for health insurance costs due to increased claims experience.
> Occupancy expense decreased $61,000, primarily due to a significant number fixed assets, primarily data processing-related, becoming fully depreciated during 2003.
> Core deposit intangible amortization expense decreased $30,000 due to the annual adjustment of periodic amortization.
>    Other noninterest expenses increased $55,000, primarily due to:
     o    a $75,000 robbery loss,
     o a $26,000 increase in insurance expense related to higher premiums that prevailed in the commercial insurance market place for 2003 renewals,
     o a $17,000 increase in debit card expense related to increased transaction volumes,
     o a $20,000 increase in consumer loan expenses related to the "no closing costs" consumer loan program during the quarter,
     o a $56,000 decrease in security guard expense, as a series of robberies during the early part of fiscal 2003 caused management action to increase security protection for customers and employees, and
     o a $32,000 decrease in directors' compensation and expenses, due to one less board meeting and reduced costs related to attendance at an annual bank directors conference.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Management of Interest Rate Risk and Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended September 30, 2003.

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

Since the OTS Net Portfolio Value ("NPV") Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the only subsidiary and significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Company's NPV as of September 30, 2003. Although the results of the NPV model are not yet available for December 31, 2003, it is anticipated that the NPV Ratio for all rate scenarios will not be materially different than those below. The NPV was calculated by the OTS, based on information provided by the Company ($ in thousands).

                                                            NPV as % of
                        Net Portfolio Value ("NPV")    Present Value of Assets
                        ---------------------------    -----------------------
         Change                                                    Basis Point
       In Rates      $ Amount   $ Change   % Change     NPV Ratio    Change
       --------      --------   --------   --------     ---------    ------

        +300 bp     $  54,570   (42,988)      (44)%         6.92%     (453)
        +200 bp        70,099   (27,469)      (28)%         8.65%     (280)
        +100 bp        85,358   (12,210)      (13)%        10.25%     (120)
           0 bp        97,568         -         - %        11.45%        -
        -100 bp       101,945     4,376          4%        11.78%       33

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

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 9, 2004, a complaint was filed by an alleged shareholder seeking class action status against the Company and its Directors in the Circuit Court for the 10th Judicial Circuit in and for Polk County, Florida under the caption Meisels vs. FloridaFirst Bancorp, Inc. alleging breach of fiduciary duty and seeking to enjoin the proposed merger between the Company and SouthTrust
Corporation or in the alternative, unspecified money damages. The Company believes that the suit is without merit and intends to vigorously defend.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

                  Exhibit Number
                  --------------

                       2.1      Agreement and Plan of Merger dated as of February 4, 2004, between the Company, SouthTrust of
                                Alabama, Inc. and SouthTrust Corporation ****
                        3(i)    Articles of Incorporation for FloridaFirst Bancorp, Inc.*
                        3(ii)   Bylaws of FloridaFirst Bancorp, Inc.*
                        4       Specimen Stock Certificate of FloridaFirst Bancorp, Inc.*
                      10.1      Form of Employment Agreements entered into with the named Executive Officers of FloridaFirst Bank*
                      10.2      1999 Stock Option Plan **
                      10.3      1999 Restricted Stock Plan **
                      10.4      Supplemental Executive Retirement Plan for the benefit of Certain Senior Officers *
                      10.5      2002 Stock Option Plan ***
                      10.6      2002 Restricted Stock Plan ***
                      31.1      Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange
                                Act
                      31.2      Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange
                                Act
                      32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                      32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                      99        Report on Review by Independent Accountants.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on September 5, 2000 (File No. 333-45150).
** Incorporated by reference to the identically numbered exhibits to the Form 10-K filed by FloridaFirst Bancorp on December 29, 1999 (File No. 0-25693).
*** Incorporated by reference to the Proxy  Statement  filed by the Registrant on December 21, 2001.
****Incorporated by reference to the current report on Form 8-K filed by the Registrant on February 5, 2004.

(b) Reports on Form 8-K:

         (i) A report on Form 8-K was filed on February 5, 2004 as notification under Item 12 that the Company issued a press release announcing the Company's first quarter earnings.
         (ii) A report on Form 8-K was filed on February 5, 2004 under items 5 and 7 announcing that the Registrant entered into a definitive Agreement and Plan of Merger with SouthTrust of Alabama, Inc. and SouthTrust Corporation.

                    FLORIDAFIRST BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FLORIDAFIRST BANCORP, INC.
                                  (Registrant)




Date:  February 17, 2004                    By:   /s/Gregory C. Wilkes
      ----------------------------              ------------------------------------------------
                                                Gregory C. Wilkes, President and Chief Executive
Officer (Principal Executive Officer)




Date:  February 17, 2004                    By:   /s/Kerry P. Charlet
      ----------------------------              ------------------------------------------------
                                                Kerry P. Charlet, Chief Financial Officer
                                                (Principal Accounting Officer)
